Form 10QSB
period 2005-08-31
Tradeshow Marketing Co. Ltd.
filed 2006-04-19
CIK 1337340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Aug 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 001-32619

THE TRADESHOW MARKETING COMPANY, LTD.

(Exact name of small business Issuer as specified in its charter)

Nevada	EIN 06-175-4875
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 137, 2498 W. 41st Ave.

Vancouver, B.C., Canada	V6M 2A7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (604) 657-9040

THE TRADESHOW MARKETING COMPANY, LTD.
Box 137, 2498 West 41st Ave
Vancouver, B.C., Canada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,723,363Shares of Common Stock, $0.0001 par value, outstanding as of Aug 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended Aug 31, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

Aug 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

	August 31,	May 31,2005
	2005	(Audited)

ASSETS

Current Assets
Cash	$86,384	$86,876
Accounts Receivable	56,679	-
Inventory	17,738	6,054

Total Current Assets	160,801	92,930

Long Term Assets
Equipment - Net	27,687	23,398
Other Assets	4,224	7,574

Total Long Term Assets	31,911	30,972

Total Assets	$192,712	$123,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$6,720	$18,687

Total Current Liabilities	6,720	18,687

Equipment Debt	21,226	21,502
Loan from Shareholder	15,752	15,000

Total Liabilities	43,698	55,189

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on August
31, 2005 and May 31, 2005
is 17,723,363 and 16,751,963
respectively	1,772	1,675

Paid in Capital	388,145	146,410
Foreign Currency Translation	(3,570)	3,727
Accumulated Deficit	(237,333)	(83,099)

Total Stockholders' Equity	149,014	68,713

Total Liabilities and Stockholders' Equity	$192,712	$123,902

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended
	August 31, 2005
	2005	2004

Revenue	$8,048	$10,622

Cost of Sales	4,212	3,474

Gross Profit	3,836	7,148

Expenses
General and Administrative	105,802	22,587
Professional Fees	52,268	24,131
Officer Compensation	-	5,100

Total Expenses	158,070	51,818

Net Profit / (Loss)	$(154,234)	$(44,670)

Basic and Diluted
(Loss) per Share	$(0.009)	$(0.004)

Weighted Average
Number of Shares	17,100,722	12,054,348

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)

(Stated in U.S. Dollars)

	Three Months Ended
	August 31 2005
	2005	2004

Operating Activities

Net Profit / (Loss)	$(154,234)	$(44,670)

Significant Non-Cash Transactions
Stock issued for service	-	-
Contributed Capital	18,096	-
Depreciation / Amortization Expense	1,010	120
Foreign Currency Translation	(7,297)	5,912
Changes in Assets and Liabilities
(Increase)/Decrease in Receivables	(56,679)	(69)
(Increase)/Decrease in Inventory	(11,684)	(1,010)
(Increase)/Decrease in Other Assets	3,350	(4,478)
Increase/(Decrease) in Payables	(11,967)	1,802

Net Cash (Used) by Operating Activities	(219,405)	(42,393)

Investment Activities
Equipment Purchase	(5,299)	(22,352)

Cash Used by Investment Activities	(5,299)	(22,352)

Financing Activities

Proceeds from Shareholder Loans	752	14,149
Proceeds from Equipment Financing	(276)	24,071
Proceeds from sale of Common Stock	223,736	9,620

Cash Provided by Financing Activities	224,212	47,840

Net Increase in Cash	(492)	(16,905)

Cash, Beginning of Period	86,876	66,115

Cash, End of Period	$86,384	$49,210

Supplemental Information:
Interest Paid	$1,422	$118
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, December 3, 2003 To August 31, 2005
(Stated in U.S. Dollars)

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders	51,000,000	$5,100	$-	$-	$-	$-	$5,100
Stock Subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(24,158)	(24,158)

Balance, May 31, 2004	51,000,000	5,100	-	89,264	1,115	(24,158)	71,321

Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services	6,005,263	600	5,406				6,006
Shares Issued for Cash	746,700	75	136,904	(89,264)			47,715
Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,675	146,410	-	3,727	(83,099)	68,713

Cancelled Shares for Services
not rendered	(406,671)	(40)	40				-
Contributed Capital			18,096				18,096
Shares Issued for Cash	1,378,071	137	223,599				223,736
Currency Translation					(7,297)		(7,297)

Net (Loss)						(154,234)	(154,234)

Balance, August 31, 2005	17,723,363	$1,772	$388,145	$-	$(3,570)	$(237,333)	$149,014

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2005 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

a)               Organization

The Tradeshow Marketing Company, Ltd. (or the "Registrant", or the "Company," or “we”, each of which terms, when used herein, refer to The Tradeshow Marketing Company, Ltd.) was incorporated under the laws of the State of Nevada, USA, on December 03, 2003.

b)               Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $ (237,333) for the period from Dec 03,2003 to August 31 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its licensing agreement. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

THE TRADESHOW MARKETING COMPANY, LTD.

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.     GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to marketing specialty products at tradeshows, infomercials, and specialty product shops and kiosks in malls. The Company through August 31, 2005 has sold product at tradeshows and in malls.

The Company operates on a May 31 fiscal year end.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants since inception, or other dilutive securities.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Currency

The Company operated in Canada through August 31, 2005 and maintains it financial records in Canadian dollars $CDN. For the sake of reporting, the Balance Sheet amounts were converted to United States dollars using the exchange rate at the end of each period. Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown. All amounts reported in the accompanying financial statements are expressed in $US.

Inventory

The Company inventories promotional products it has purchased.

Revenue Recognition and Accounts Receivable

All the sales for the Company are on a point of sale/cash and carry basis. The Company does not carry receivables for any sales. All sales are final. Revenue is recognized when a sale is made. No warranties are expressed or offered on any goods except that of the manufacturer, which they support directly.

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. For the period ended August 31, 2005 and May 31, 2005 the advertising expense was $0.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over the assets useful lives, which are 5 year to 7 years. Maintenance and repairs are charged to expense as incurred.

	8/31/05	5/31/05
Equipment	$33,034	$27,735
Accumulated Depreciation	(5,347	(4,337)
Net Total	$27,687	$23,398

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 common shares with a $0.0001 par value.

Year Ended May 31, 2004

At inception the Company Issued 51,000,000 million shares to the founder for an investment of $5,100. After year end the founder returned and the Company cancelled 41,000,000 common shares leaving a net of 10,000,00 for the founder.

During the year ended May 31, 2004 stock subscriptions in the amount of $89,264 were received for a private placement.

Year Ended May 31, 2005

The Company sold 5,300,000 common shares under a Regulation D 504 offering and raised $5,300. These funds were used to pay legal fees.

The Company issued 273,592 common shares for officer services valued at $274. The Company also issued 431,671 shares to consultants for services valued at $432. These prices were agreed upon at inception for payment of the various services rendered.

The Company issued 746,700 common shares to complete the private placement that began the previous year. The Company received the payment of the subscription receivable of $89,264 plus $47,715 for a total of $136,979.

Period Ended August 31, 2005

The Company cancelled 406,671 common shares returned for services not rendered. A shareholder contributed services valued at $18,096. The Company issued 1,378,071 common shares for $223,736 cash.

NOTE 4. NOTES PAYABLE

Following are the notes payable as of August 31, 2005:

Installment note on vehicle, payments of $537.95/ month for 60 months annual interest rate at 7.39%	$21,226

Demand note from shareholder currently non-interest bearing	15,752

NOTE 5. PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 22% estimated tax rate by the items making up the deferred tax account. The total valuation allowance is a comparable amount. The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

	5/31/05	5/31/04
Net changes in Deferred Tax Benefit	$12,967	5,315
Valuation account	(12,967)	(5,315)
Current Taxes Payable	0	0
Net Provision for Income Taxes	$0	$0

NOTE 6.     OPERATING LEASES AND OTHER COMMITMENTS:

The Company is renting its office space on a month-to-month basis and has no other contingencies.

NOTE 7.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated a total loss of $237,333 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of purchasing retail stores in malls and developing product infomercials

NOTE 8.       THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151     Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152     Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153     Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154       Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting

Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nature of Business
The Tradeshow Marketing Company (“Tradeshow” or “we” or “the Company”) was incorporated on December 03, 2004.  Over the past twenty years, Tradeshow’s management team and demonstration professionals have worked in the direct sales industry marketing a variety of products directly to consumers at trade shows, malls (kiosks), fairs and exhibitions throughout Canada and the United States. The Company’s product categories include specialty household, beauty and fitness, home and garden and electronics products. The Company retails products that are considered small ticket items, are innovative, and are highly desired by the target market. Price points for our products typically start in the $50 range and our target demographic is in the $50,000 - $100,000 annual income range.

Results of operations from December 03, 2003 to May 31, 2005
From the Company’s inception on December 03, 2003 until May 31, 2004, the Company did not generate revenue. The Company began to generate revenue from operations during its 2004 fiscal year, which commenced June 01, 2004 and ended May 31, 2005,

For the approximate 6 months from December 03, 2003, to May 31, 2004, and in our 2004 fiscal year, the Company recognized losses from operations. The following discussion is based on the Company’s consolidated financial statements:

The Company did not generate any revenue from operations for the twelve-month periods ended May 31, 2004. For the twelve months ended May 31, 2005, the Company generated revenue of $33,801 and reported an operating loss of $58,941 compared to $24,158 for the same twelve-month period in 2004.

Net loss from operations for the twelve months ended May 31, 2004, was $24,158. Net loss from operation for the twelve months ended May 31, 2005, was $58,941. The increase in operating loss of $57,306 between the fiscal years ended in 2005 and 2004 was due to increased general and administrative expenses of $39,636 and increased legal, accounting, and consulting expenses of $22,496. For the twelve month period that ended May 31, 2005, officer compensation decreased by $4,826, from $5,100 in 2004 to $274 in 2005. As a measure to conserve cash, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2004, we had $66,115 in cash. On May 31, 2005, the Company had $86,876 in cash, representing a year over year increase of $20,761. At May 31, 2004, the Company had total current assets of $68,131 and total current liabilities were nil. At May 31, 2004, total current assets exceeded total current liabilities by $68,131. At May 31, 2005, the Company had total current assets of $92,930 and total current liabilities of $18,687, with total current assets exceeding total current liabilities by $72,243. The increase in current liabilities for the twelve-month period ended May 31, 2005, was due to accounts payable of $18,687.

On May 31, 2004, net cash totaled $66,115. As at May 31, 2005, net cash totaled $26,335, representing a year over year decrease of $39,780. Cash received from financing for the fiscal year ended May 31, 2004, was $89,264. For the fiscal year, which ended on May 31, 2005, cash received from financing was $90,223. Cash utilized in operations for the fiscal year that ended on May 31, 2004 was $20,159. Cash utilized in operations for the fiscal year, which ended on May 31, 2005, was $39,143, an increase of $18,984, which was primarily due to increases in accounts payable. As at May 31, 2005, the Company had an ending cash balance of $92,450.

Results of Operations for Three Months Ending Aug 31, 2005
Net loss from operations for the three months ended August 31, 2004, was $44,670. Net loss from operation for the three months ended Aug 31, 2005, was $154,234. The increase in operating loss of $109,564 between the three months ended in 2005 and 2004 was due to increased general and administrative expenses of $82,215 and increased legal, accounting, and consulting expenses of $28,137. For the three-month period that ended August 31, 2005, there was no officer compensation. As a measure to conserve cash, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2005 the Company had $86,876 in cash. On Aug 31, 2005 the Company had $86,384 in cash, representing decrease of $492. At May 31, 2005, the Company had total current assets of $92,930 and total current liabilities were $18,687. At May 31, 2005, total current assets exceeded total current liabilities by $74,243. At August 31, 2005, the Company had total current assets of $160,801 and total current liabilities of $6,720 with total current assets exceeding total current liabilities by $154,081. There was a decrease in current liabilities for the three-month period ended Aug 31, 2005.

On August 31, 2004, net cash totaled $16,905. As at August 31, 2005, net cash totaled $492 representing a year over year decrease of $16,413. Cash received from financing for the three months ended August 31, 2004, was $47,840. For the three months ended on August 31, 2005, cash received from financing was $224,212 Cash utilized in operations for the three months ended on August 31, 2004 was $42,393. Cash utilized in operations for the three months ended on August 31, 2005, was $219,405, an increase of $177,012.. As at August 31, 2005, the Company had an ending cash balance of $86,384

Operations for the Next Twelve Months
The acquisition of the two mall-based stores in Phoenix, AZ, may bolster the Company’s potential ability to generate revenue, as the acquisition shares synergies with Tradeshow’s overall business model and revenue objectives. Each store location is a turnkey operation in trafficked malls that are open seven days a week. In addition, the Company changed the name of the stores, with the intention to (1) reflect a change in ownership and management; (2) to establish the “Sandstrom” name as a recognizable retail destination and a proprietary private label brand; and (3) to establish a platform from which to launch its franchise concept.

The combination of existing cash, expected revenues and possible debt and/or equity financing, is intended to provide the Company with sufficient operating capital for twelve months, approximately from December 3, 2005, to December 3, 2006, a period that includes a part of fiscal 2005 and a part of fiscal 2006 (the fiscal year end is May 31). In the event that management does raise additional capital, it will do so through the issuance of additional financings via private placements and/or related party advances. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution for our stockholders. There can be no assurance that additional funding will be available on favorable terms. If adequate funds are not available within the next twelve months, the Company may be required to further curtail or suspend operations. In the alternative, Management may seek funding through arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish.

Management anticipates that it may raise additional capital, ad hoc, from individuals who are keen to invest in the Company. Management will use any funds raised to execute and fulfill the business objectives as outlined above, namely, for franchise development and expansion, for the possible addition of corporate stores, and for the further development of the Company’s e-commerce website.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Fortuna Gaming Corp.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Employees

The Company has 4 employees as of the date of this Quarterly Report. The Company conducts its business largely through agreements with consultants and arms-length third parties. Officers and Directors are treated as consultants.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.        DESCRIPTION OF PROPERTY.

The Company does not own any property. Our principal address is Box 137, 2498 W. 41st Ave., Vancouver, BC, Canada

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to the management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three months ending August 31, 2005.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High	Low
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50

Holders of Our Common Stock

As of August 31, 2005, there are approximately 39 holders of the Company's common stock.

Share Consolidation

Not applicable.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay our debts as they become due in the usual course of business; or

2.
The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and does not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

Over the next twelve months, Tradeshow Marketing will continue to introduce and sell a diverse mix of innovative merchandise directly to consumers via mall based stores and kiosks, fairs, and exhibitions. On August 31, 2005, Tradeshow acquired two retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona. We will sell our merchandise as part of our regular offerings in our two new mall-based stores that we recently acquired. In addition, we have developed an e-commerce website so that we may offer products to consumers online, promote the Company’s sales channels, and increase its marketing reach. The e-commerce website will feature the same products that the Company demonstrates at trade shows and in its mall-based retail stores.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of the Company’s performance. We are a Development stage corporation and have not generated any revenues from operations. We cannot guarantee the Company will be successful in its business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise. See “Item 1. Description of Business - Risk Factors”.

The Company has no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its operations. We caution that a possible equity financing could result in additional dilution to existing shareholders.

Results of Operations for the three months Ended August 31, 2005

The Company earned revenues of $8,048 for the three months ended August 31, 2005. We incurred operating expenses in the amount of $158,070 for the three months ended August 31, 2005. These operating expenses included:

General and Administrative expenses of $ 105,802, and professional fees of $52,268, and Cost of Sales of $4,212

Net Loss

The Company incurred a loss in the amount of $237,333 for the period from inception to August 31, 2005. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

The Company had cash on hand of $ 86,384 accounts receivable of $56,679 and inventory of $17,738 as of August 31, 2005.

The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.

The financial statements accompanying this annual report contemplate the Company’s continuation as a going concern. However, the Company has sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of our products. The Company intends to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risk Factors

An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in the Company’s common stock. If any of the following risks occur, the Company’s business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our accountants believe there is substantial doubt about our ability to continue as a going concern.

The Company has incurred a net loss of $237,333 for the period from December 3,2003 (inception) to August 31, 2005. As of August 31, 2005, we had cash in the amount of $86,384. As a result, the Company may require additional financing if the costs of our operations are greater than anticipated. We will also require additional financing to sustain our business operations, if the Company isn’t successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is a new direction for the business, we face a high risk of business failure due to our inability to predict the success of our business

The Company has just begun the initial stages of our new business, and thus we have no way to evaluate the likelihood that we will be able to operate the business successfully. The Company was incorporated on December 3, 2003, and to date has been involved primarily in the sale of a diverse mix of innovative merchandise via tradeshows, malls (kiosks), fairs, and exhibitions. Tradeshow will also sell the same merchandise as part of its offerings in its two new mall-based stores.

The Company faces a high risk of business failure because of the unique difficulties and uncertainties inherent in new ventures.

Potential investors should be aware of the difficulties normally encountered by commencing a new business venture and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business the Company plans to undertake.

The Company’s common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and, to our knowledge no such proceedings are threatened or contemplated.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended Aug 31, 2005.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

Date: March 30, 2006	By:	/s/ Bruce Kirk
Bruce Kirk
Chief Executive Officer