Form 10QSB
period 2005-11-30
Tradeshow Marketing Co. Ltd.
filed 2006-04-19
CIK 1337340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

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

Issuer’s telephone number, including area code: (604) 585-8762

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

 ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:17,853,363 Shares of Common Stock, $0.0001 par value, outstanding as of November 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending November 30, 2005.

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

November 30, 2005,

(Unaudited)

(Stated in U.S. Dollars)

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

			)
		May 31,
	November 30,	2005
	2005	(Audited)
ASSETS

Current Assets
Cash	$11,032	$86,876
Accounts Receivable	22,693	-
Inventory	17,812	6,054

Total Current Assets	51,537	92,930

Long Term Assets
Equipment - Net	32,899	23,398
Other Assets	3,965	7,574

Total Long Term Assets	36,864	30,972

Total Assets	$88,401	$123,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$1,742	$18,687

Total Current Liabilities	1,742	18,687

Equipment Debt	19,954	21,502
Loan from Shareholder	17,519	15,000

Total Liabilities	39,215	55,189

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on November
30, 2005 and May 31, 2005
is 17,853,363 and 16,751,963
respectively	1,785	1,675

Paid in Capital	408,182	146,410
Accumulated Currency Translation	(2,424)	3,727
Accumulated Deficit	(358,357)	(83,099)

Total Stockholders' Equity	49,186	68,713

Total Liabilities and Stockholders' Equity	$88,401	$123,902

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Revenue	$69,934	$7,389	$77,982	$18,011

Cost of Sales	59,205	8,113	63,417	11,587

Gross Profit	10,729	(724)	14,565	6,424

Expenses
General and Administrative	122,979	37,025	228,781	59,612
Professional Fees	8,774	-	61,042	24,131
Officer Compensation	-	-	-	5,100

Total Expenses	131,753	37,025	289,823	88,843

Net Profit / (Loss)	$(121,024)	$(37,749)	$(275,258)	$(82,419)

Basic and Diluted
(Loss) per Share	$(0.007)	$(0.003)	$(0.016)	$(0.005)

Weighted Average
Number of Shares	17,440,232	12,054,348	17,100,722	17,440,232

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)

(Stated in U.S. Dollars)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Operating Activities

Net Profit / (Loss)	$(121,024)	$(37,749)	$(275,258)	$(82,419)

Significant Non-Cash Transactions
Stock issued for service	50	-	50	-
Contributed Capital	-	-	18,096	-
Depreciation / Amortization Expense	1,010	120	2,020	1,130
Foreign Currency Translation	1,146	3,081	(6,151)	2,711
Changes in Assets and Liabilities
(Increase)/Decrease in Receivables	33,986	(894)	(22,693)	(894)
(Increase)/Decrease in Inventory	(74)	(233)	(11,758)	(302)
(Increase)/Decrease in Other Assets	259	(555)	3,609	(5,033)
Increase/(Decrease) in Payables	(4,978)	(840)	(16,945)	(2,642)

Net Cash (Used) by Operating Activities	(89,625)	(37,070)	(309,030)	(87,449)

Investment Activities
Equipment Purchase	(6,222)	(2,793)	(11,521)	(26,275)

Cash Used by Investment Activities	(6,222)	(2,793)	(11,521)	(26,275)

Financing Activities

Proceeds from Shareholder Loans	1,767	1,579	2,519	15,728
Proceeds from Equipment Financing	(1,272)	1,325	(1,548)	25,396
Proceeds from sale of Common Stock	20,000	-	243,736	18,736

Cash Provided by Financing Activities	20,495	2,904	244,707	59,860

Net Increase in Cash	(75,352)	(36,959)	(75,844)	(53,864)

Cash, Beginning of Period	86,384	49,210	86,876	66,115

Cash, End of Period	$11,032	$12,251	$11,032	$12,251

Supplemental Information:
Interest Paid	$1,422	$118	$475	$475
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, December 3,2003 to November 30, 2005
(Stated in U.S. Dollars)

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders	51,000,000	$5,100	$-	$-	$-	$-	$5,100
Stock Subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(24,158)	(24,158)

Balance, May 31, 2004	51,000,000	5,100	-	89,264	1,115	(24,158)	71,321

Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services	6,005,263	600	5,406				6,006
Shares Issued for Cash	746,700	75	136,904	(89,264)			47,715
Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,675	146,410	-	3,727	(83,099)	68,713

Cancelled Shares for Services
not rendered	(406,671)	(40)	40				-
Shares Issued for Service	50,000	5	45				50
Contributed Capital			18,096				18,096
Shares Issued for Cash	1,458,071	145	243,591				243,736
Currency Translation					(6,151)		(6,151)

Net (Loss)						(275,258)	(275,258)

Balance, November 30, 2005	17,853,363	$1,785	$408,182	$-	$(2,424)	$(358,357)	$49,186

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2005 AND 2004

(Stated in U.S. Dollars)

NOTE 1.     BASIS OF PRESENTATION

The unaudited financial statements as of November 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 2005 audited financial statements and notes thereto.

NOTE 2.     NATURE OF OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $358,357 for the period from December 3, 2003 to November 30, 2005. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its licensing agreement. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

THE TRADESHOW MARKETING COMPANY INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to marketing specialty products at tradeshows, infomercials, and specialty product shops and kiosks in malls. The Company through November 30, 2005 has sold product at tradeshows and in malls.

The Company operates on a May 31 fiscal year end.

NOTE 4.     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Currency

The Company operated in Canada through November 30, 2005 and maintains it financial records Canadian dollars $CDN. For the sake of reporting the Balance Sheet amounts were converted to United States dollars using the exchange rate at the end of each period. Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown. All amounts reported in the accompanying financial statements are expressed in $US.

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

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. For the period ended November 30, 2005 and May 31, 2005 the advertising expense was $0.

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

	11/30/05	5/31/05
Equipment	$39,256	$27,735
Accumulated Depreciation	(6,357)	(4,337)
Net Total	$32,899	$23,398

NOTE 5.     STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 50,000,000 common shares with a $0.0001 par value.

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

Period Ended November 31, 2005

The Company cancelled 406,671 common shares returned for services not rendered. A shareholder contributed services valued at $18,096. The Company issued 50,000 common shares for director services valued at $50 and 1,458,071 common shares for $243,736 cash.

NOTE 6.      NOTES PAYABLE

Following are the notes payable as of November 30, 2005:

Installment note on vehicle, payments of $537.95/ month for 60 months annual interest rate at 7.39%	$19,954

Demand note from shareholder currently non-interest bearing	17,519

NOTE 7.     PROVISION FOR INCOME TAXES

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

NOTE 8.     OPERATING LEASES AND OTHER COMMITMENTS

The Company is renting its office space on a month-to-month basis and has no other contingencies.

NOTE 9.      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated a total loss of $358,357 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of purchasing retail stores in malls and developing product infomercials.

NOTE 10.       THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nature of Business
The Tradeshow Marketing Company (“Tradeshow” or “we” or “the Company”) was incorporated on December 03, 2004.  Over the past twenty years, Tradeshow’s management team and demonstration professionals have worked in the direct sales industry marketing a variety of products directly to consumers at trade shows, malls (kiosks), fairs and exhibitions throughout Canada and the United States. The Company’s product categories include specialty household, beauty and fitness, home and garden and electronics products. The products we retail are considered small ticket items, are innovative and are highly desired by the target audience. Price points for our products typically start in the $50 range and our target demographic is in the $50,000 - $100,000 annual income range.

Results of operations from December 03, 2003 to May 31, 2005

From the Company’s inception on December 03, 2003 until May 31, 2004, the Company did not generate revenue. The Company began to generate revenue from operations during its 2004 fiscal year, which commenced June 01, 2004 and ended May 31, 2005,

For the approximate 6 months from December 03, 2003, to May 31, 2004, and in our 2004 fiscal year, we recognized losses from operations. The following discussion is based on our consolidated financial statements:

The Company did not generate any revenue from operations for the twelve-month periods ended May 31, 2004. For the twelve months ended May 31, 2005, The Company generated revenue of $33,801 and reported an operating loss of $58,941 compared to $24,158 for the same twelve-month period in 2004.

Net loss from operations for the twelve months ended May 31, 2004, was $24,158. Net loss from operations for the twelve months ended May 31, 2005, was $58,941. The increase in operating loss of $57,306 between the fiscal years ended in 2005 and 2004 was due to increased general and administrative expenses of $39,636 and increased legal, accounting, and consulting expenses of $22,496. For the twelve month period that ended May 31, 2005, officer compensation decreased by $4,826, from $5,100 in 2004 to $274 in 2005. As a measure to conserve cash, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2004, the Company had $66,115 in cash. On May 31, 2005, the Company had $86,876 in cash, representing a year over year increase of $20,761. At May 31, 2004, the Company had total current assets of $68,131 and total current liabilities were nil. At May 31, 2004, total current assets exceeded total current liabilities by $68,131. At May 31, 2005, the Company had total current assets of $92,930 and total current liabilities of $18,687, with total current assets exceeding total current liabilities by $72,243. The increase in current liabilities for the twelve-month period ended May 31, 2005, was due to accounts payable of $18,687.

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

Results of Operations for Six Months Ending November 30, 2005
Net loss from operations for the six months ended November 30, 2004, was $82,419 Net loss from operation for the six months ended November 30, 2005, was $275,258. The increase in operating loss of $192,839 between the six months ended in 2005 and 2004 was due to increased general and administrative expenses of $169,169 and increased legal, accounting, and consulting expenses of $36,911. For the six-month period that ended November 30, 2005, there was no officer compensation. As a measure to conserve cash, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2005, the Company had $86,876 in cash. On November 30, 2005, the Company had $11,032 on cash, representing a six-month decrease of $75,844. At May 31, 2005, the Company had total current assets of $92,930 and total current liabilities were $18,687. At May 31, 2005, total current assets exceeded total current liabilities by $74,243. At November 30, 2005, the Company had total current assets of $51,537 and total current liabilities of $1,742 with total current assets exceeding total current liabilities by $49,795 There was a decrease in current liabilities for the six-month period ended November 30, 2005.

On November 30, 2004, net cash totaled $53,864. As at November 30, 2005, net cash totaled $75,844 representing a year over year increase of $21,980 Cash received from financing for the six months ended November 30, 2004, was $59,860. For the six months ended on November 30, 2005, cash received from financing was $244,707 Cash utilized in operations for the six months ended on November 30, 2004 was $87,449. Cash utilized in operations for the six months ended on November 30, 2005, was $309,030 an increase of $221,581 As at November 30, 2005, the Company had an ending cash balance of $11,032.

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

Employees

The Company has 4 employees as of the date of this Annual Report. The Company conducts its business largely through agreements with consultants and arms-length third parties. Officers and Directors are treated as consultants.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.        DESCRIPTION OF PROPERTY

The Company does not own any property. Our principal address is Box 137, 2498 W. 41st Ave., Vancouver, BC, Canada

ITEM 3.        LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three months ending November 30, 2005.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High	Low
Quarter ended August 31, 2004	(did not trade till November 2004)	(did not trade till November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50
Quarter ended Novemberember 30, 2005	0.40	0.33

Holders of Our Common Stock

As of November 30, 2005, there are approximately 41 holders of the Company's common stock.

Share Consolidation

Not applicable.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay its debts as they become due in the usual course of business; or

2.
The Company total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company is a development stage corporation and has not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise. See “Item 1. Description of Business - Risk Factors”.

The Company has no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, the Company may not be unable to continue, develop or expand operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the three months Ended November 30, 2005

As of November 30, 2005, the Company generated $69,934 in revenues.

The Company incurred operating expenses in the amount of $190,958 for the three months ended November 30, 2005. We anticipate that our operating expenses will increase as we develop our business.

Net Loss

The Company incurred a loss in the amount of $358,357for the period from inception to November 30, 2005. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

The Company had cash on hand of $11,032, accounts receivables of $22,693 and inventory of $17,812 as of November 30, 2005.

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

Off- Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our accountants believe there is substantial doubt about our ability to continue as a going concern.

The Company incurred a loss in the amount of $358,357 for the period from inception to November 30, 2005. Net loss from operations for the six months ended November 30, 2004, was $82,419. Net loss from operations for the six months ended November 30, 2005, was $275,258 The increase in operating loss of $192,839 between the six months ended in 2005 and 2004 was due to increased general and administrative expenses of $169,169 and increased legal, accounting, and consulting expenses of $36,911.

The Company will require additional financing if the costs of our operations are greater than anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. The Company’s future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company.

Since this is a new direction for the business, we face a high risk of business failure due to our inability to predict the success of our business

The Company has just begun the initial stages of our new business, and thus we have no way to evaluate the likelihood that we will be able to operate the business successfully. The Company was incorporated on December 3, 2003, and to date has been involved primarily in the sale of a diverse mix of innovative merchandise via tradeshows, malls (kiosks), fairs, exhibitions. Tradeshow will also sell the same merchandise as part of its offerings in its two new mall-based stores.

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

Our stock is a “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended July 31, 2005.

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
Title Chief Executive Officer