Form 10QSB
period 2006-02-28
Tradeshow Marketing Co. Ltd.
filed 2006-06-08
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

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
☒ Yes              ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:17,869,283 Shares of Common Stock, $0.0001 par value, outstanding as of February 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐             No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

February 28, 2006,

(Unaudited)
(Stated in U.S. Dollars)

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

		May 31,
	February 28,	2005
	2006	(Audited)

ASSETS

Current Assets
Cash	$62,916	$86,876
Accounts Receivable	4,846	-
Inventory	40,762	6,054

Total Current Assets	108,524	92,930

Long Term Assets
Equipment - Net	38,758	23,398
Network Infrastructure & Software	25,875	-
Other Assets	3,815	7,574

Total Long Term Assets	68,448	30,972

Total Assets	$176,972	$123,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$26,809	$18,687

Total Current Liabilities	26,809	18,687

Equipment Debt	19,228	21,502
Loan from Shareholder	16,359	15,000

Total Liabilities	62,396	55,189

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on February
28, 2006 and May 31, 2005
is 17,869,283 and 16,751,963
respectively	1,787	1,675
Paid in Capital	467,140	146,410
Accumulated Currency Translation	550	3,727
Accumulated Deficit	(354,901)	(83,099)

Total Stockholders' Equity	114,576	68,713

Total Liabilities and Stockholders' Equity	$176,972	$123,902

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Revenue	$168,483	$16,293	$246,465	$34,780

Cost of Sales	67,247	3,400	130,664	15,848

Gross Profit	101,236	12,893	115,801	18,932

Expenses
General and Administrative	94,953	13,943	323,734	62,258
Professional Fees	2,827	1,224	63,869	48,655
Officer Compensation	-	-	-	-

Total Expenses	97,780	15,167	387,603	110,913

Net Profit / (Loss)	$3,456	$(2,274)	$(271,802)	$(91,981)

Basic and Diluted
(Loss) per Share	$0.000	$(0.000)	$(0.015)	$(0.008)

Weighted Average
Number of Shares	17,640,886	12,054,348	17,640,886	12,054,348

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Operating Activities

Net Profit / (Loss)	$3,456	$(2,274)	$(271,802)	$(91,981)

Significant Non-Cash Transactions
Stock issued for service	(20)	-	30	6,006
Contributed Capital	-	-	18,096	-
Depreciation / Amortization Expense	1,010	-	3,030	-
Foreign Currency Translation	2,974	-	(3,177)	-
Changes in Assets and Liabilities
(Increase)/Decrease in Receivables	17,847	(914)	(4,846)	(894)
(Increase)/Decrease in Inventory	(22,950)	(4,536)	(34,708)	(302)
(Increase)/Decrease in Other Assets	150	(11,634)	3,759	(5,033)
Increase/(Decrease) in Payables	25,067	4,991	8,122	(2,642)

Net Cash (Used) by Operating Activities	27,534	(14,367)	(281,496)	(94,846)

Investment Activities
Purchase of Network Infastructure	(25,875)		(25,875)
Equipment Purchase	(6,869)	(25,396)	(18,390)	(26,275)

Cash Used by Investment Activities	(32,744)	(25,396)	(44,265)	(26,275)

Financing Activities

Proceeds from Shareholder Loans	(1,160)	53,782	1,359	53,782
Proceeds from Equipment Financing	(726)	25,396	(2,274)	25,396
Proceeds from sale of Common Stock	58,980	-	302,716	26,275

Cash Provided by Financing Activities	57,094	79,178	301,801	105,453

Net Increase in Cash	51,884	39,415	(23,960)	(15,668)

Cash, Beginning of Period	11,032	11,032	86,876	66,115

Cash, End of Period	$62,916	$50,447	$62,916	$50,447

Supplemental Information:
Interest Paid	$2,381	$283	$5,371	$697
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, December 3, 2003 to February 28, 2006
(Stated in U.S. Dollars)

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity

Shares Issued to Founders	51,000,000	$5,100	$-	$-	$-	$-	$5,100
Stock Subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net (Loss)						(24,158)	(24,158)

Balance, May 31, 2004	51,000,000	5,100	-	89,264	1,115	(24,158)	71,321

Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services	6,005,263	600	5,406				6,006
Shares Issued for Cash	746,700	75	136,904	(89,264)			47,715
Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,675	146,410	-	3,727	(83,099)	68,713

Cancelled Shares for Services
not rendered	(406,671)	(40)	40				-
Shares returned and Cancelled	(200,000)	(20)					(20)
Shares Issued for Service	50,000	5	45				50
Contributed Capital			18,096				18,096
Shares Issued for Cash	1,673,991	167	302,549				302,716
Currency Translation					(3,177)		(3,177)

Net (Loss)						(271,802)	(271,802)

Balance, February 28, 2006	17,869,283	$1,787	$467,140	$-	$550	$(354,901)	$114,576

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

NOTES TO INTERIM FINANCIAL STATEMENTS

February 28, 2006 and 2005
(Stated in U.S. Dollars)

NOTE 1.           BASIS OF PRESENTATION

The unaudited financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the May 31, 2005 audited financial statements and notes thereto.

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

As shown in the accompanying financial February 28, 2006. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from its licensing agreement. Management has plans to seek additional capital through private placements and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3.           GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to market specialty products over the Internet and at tradeshows, infomercials, and specialty product shops and kiosks in malls. The Company through February 28, 2006 has only been selling at tradeshows, in malls and over the Internet.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Currency

The company operated in Canada through February 28, 2006 and maintains it financial records in $CDN. For the sake of reporting the Balance Sheet amounts were converted to United States dollars using the exchange rate at the end of each period. Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown. All amounts reported in the accompanying financial statements are expressed in $US.

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

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. For the period ended February 28, 2006 and May 31, 2005 the advertising expense was $1,141and $0.00 respectively.

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

	2/28/06	11/30/05
Equipment	$48,145	$39,025
Accumulated Depreciation	(9,387)	(6,357)

Net Total	$38,758	$32,899

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

Period Ended February 28, 2006

The Company cancelled 406,671 common shares returned for services not rendered and 200,000common share incorrectly issued.. A shareholder contributed services valued at $18,096. The Company issued 50,000 common shares for director services valued at $50 and 1,673,991 common shares for $302,716 cash.

NOTE 6.           NOTES PAYABLE

Following are the notes payable as of February 28, 2006

Installment note on vehicle,
payments of $537.95/ month for 60 months
annual interest rate at 7.39%	$19,228

Demand note from shareholder
currently non-interest bearing	16,359

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

Results of operations from December 03, 2003 to May 31, 2005

From the Company’s inception on December 03, 2003 until May 31, 2004, the Company did not generate revenue. The Company began to generate revenue from operations during its 2004 fiscal year, which commenced June 01, 2004 and ended May 31, 2005.

For the approximate 6 months from December 03, 2003, to May 31, 2004, and in our 2004 fiscal year, we recognized losses from operations. The following discussion is based on our consolidated financial statements:

The Company did not generate any revenue from operations for the twelve-month periods ended May 31, 2004. For the twelve months ended May 31, 2005, The Company generated revenue of $33,801 and reported an operating loss of $58,941 compared to $24,158 for the same twelve month period in 2004.

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

Results of Operations for Nine Months Ending February 28, 2006

Net loss from operations for the nine months ended February 28, 2005, was $91,981. Net loss from operation for the nine months ended February 28, 2006, was $271,802 The increase in operating loss of $179,821 between the six months ended in 2005 and 2004 was due to increased general and administrative expenses of $261,476 and increased legal, accounting, and consulting expenses of $15,214. For the nine month period that ended February 28, 2006, there was no officer compensation. As a measure to conserve cash, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2005, the Company had $86,876 in cash. On February 28, 2006, the Company had $86,384 in cash, representing a six month decrease of $492. At May 31, 2005, the Company had total current assets of $92,930 and total current liabilities were $18,687. At May 31, 2005, total current assets exceeded total current liabilities by $74,243. At February 28, 2006, the Company had total current assets of $51,537 and total current liabilities of $1,742 with total current assets exceeding total current liabilities by $49,795 There was a decrease in current liabilities for the nine-month period ended February 28, 2006.

On February 28, 2005, net cash totaled $ 50,447. As at February 28, 2006, net cash totaled $62,916 representing a year over year increase of $12,469. Cash received from financing for the nine months ended February 28, 2005, was $105,453. For the nine months ended on February 28, 2006, cash received from financing was $301,801. Cash utilized in operations for the nine months ended on February 28, 2005 was $94,846. Cash utilized in operations for the nine months ended on February 28, 2006, was $281,496 an increase of $186,650. As at February 28, 2006, the Company had an ending cash balance of $62,916.

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

Competition

The Company has 5 employees as of the date of this Annual Report other than our Directors. The Company conducts its business largely through agreements with consultants and arms-length third parties.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the nine months ending February 28, 2006.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High	Low
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50
Quarter ended November 30, 2005	0.40	0.33
Quarter ended February 28, 2006	0.45	0.28

Holders of Our Common Stock

As of February 28, 2006, there are approximately 41 holders of the Company's common stock.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company is a development stage corporation and has not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise. See “Item 1. Description of Business – Risk Factors”.

The Company has no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, the Company may not be unable to continue, develop or expand operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations for the nine months Ended February 28, 2006

The Company has earned $ 246,465 revenue for the nine months ended February 28, 2006.

The Company incurred operating expenses in the amount of $387,603 for the nine months ended February 28, 2006. We anticipates that our operating expenses will increase as we develop our business.

Net Loss

The Company incurred a loss in the amount of $271,802 for for the nine months ended February 28, 2006. Our loss was attributable entirely to operating expenses.

Liquidity and Financial Condition

The Company had cash on hand of $62,916 as of February 28, 2006.

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

The Company incurred a loss in the amount of $354,901 for the period from inception to February 28, 2006. Net loss from operations for the nine months ended February 28, 2005 was $91,981. Net loss from operation for the six months ended February 28, 2006, was $271,802. The increase in operating loss of $179,821 between the nine months ended in 2005 and 2004 was due to increased general and administrative expenses of $261,476 and increased legal, accounting, and consulting expenses of $15,214.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended February 28, 2006.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

Date: May 30, 2006	By:	/s/ Bruce Kirk
President and CEO