Form 10QSB
period 2006-08-31
Tradeshow Marketing Co. Ltd.
filed 2006-10-13
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-32619

THE TRADESHOW MARKETING COMPANY, LTD.
(Exact name of small business Issuer as specified in its charter)

Nevada	EIN 06-175-4875
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4550 East Cactus Road, Suite 220
Phoenix, Arizona	85032-7702
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (800) 585-8762

THE TRADESHOW MARKETING COMPANY, LTD.
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

☒ Yes              ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:17,889,283 Shares of Common Stock, $0.0001 par value, outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐             No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)
(Stated in U.S. Dollars)

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

	August 31,	May 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$28,996	$43,538
Accounts Receivable	20,983	-
Inventory	31,386	36,436

Total Current Assets	81,365	79,974

Long Term Assets	12,814	18,805
Equipment - Net	13,157	14,305
Network Infrastructure & Software	43,278	43,763
Other Assets	3,653	3,673

Total Long Term Assets	72,902	80,546

Total Assets	$154,267	$$ 160,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$31,384	46,423
Current Portion -Vehicle loan	5,739	5,484
Total Current Liabilities	37,123	51,907

Equipment Debt	11,253	13,069
Loan from Shareholder	62,083	28,673

Total Liabilities	110,459	93,649

Stockholders' Equity

Common Stock, authorized
500,000,000 shares, par value $0.0001,
issued and outstanding on August
31, 2006 and May 31, 2006
is 17,889,283 and 17,869,283
respectively	1,790	1,788
Paid in Capital	498,412	488,414
Accumulated Currency Translation	-	-
Accumulated Deficit	17,393	18,241
	(473,787)	(441,572)
Total Stockholders' Equity	43,808	66,871

Total Liabilities and Stockholders' Equity	$154,267	160,520

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended
	August 31,
	2006	2005

Revenue	$132,540	8,048

Cost of Sales	78,689	4,212

Gross Profit	53,851	3,836

Expenses
General and Administrative	82,744	105,802
Professional Fees	3,322	52,268
Officer Compensation	-	-

Total Expenses	86,066	158,070

Net Profit / (Loss)	$(32,215)	(154,234)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.01

Weighted Average
Number of Shares	17,882,761	17,100,772

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended
	August 31,
	2006	2005

Operating Activities

Net Profit / (Loss)	$(32,215)	(154,234)

Significant Non-Cash Transactions
Stock issued for service	-
Contributed Capital	-
Depreciation / Amortization Expense	4,299	1,010
Foreign Currency Translation	(848)	2,398
Changes in Assets and Liabilities
(Increase)/Decrease in Receivables	5,050	(11,684)
(Increase)/Decrease in Inventory	(20,983)	(56,679)
(Increase)/Decrease in Other Assets		3,350
Increase/(Decrease) in Payables	(15,039)	(11,967)

Net Cash (Used) by Operating Activities	(59,736)	(227,806)

Investment Activities
Purchase of Network Infrastructure	(2,091)
Equipment Purchase	5,436	(5,299)

Cash Used by Investment Activities	3,345	(5,299)

Financing Activities

Proceeds from Shareholder Loans	33,410	752
Proceeds from Equipment Financing	(1,561)	(276)
Proceeds from sale of Common Stock	10,000	232,137

Cash Provided by Financing Activities	41,849	232,613

Net Increase in Cash	(14,542)	(492)

Cash, Beginning of Period	43,538	86,876

Cash, End of Period	$28,996	86,384

Supplemental Information:
Interest Paid	$4,437	1,422
Income Taxes Paid	$-	-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
PERIOD FROM INCEPTION, December 3, 2003 to August 31, 2006
(Stated in U.S. Dollars)

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity

Shares Issued to Founders	51,000,000	$5,100	-	-	$-	-	5,100
Stock Subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net (Loss)						(24,158)	(24,158)

Balance, May 31, 2004	51,000,000	5,100	-	89,264	1,115	(24,158)	71,321

Founders Shares Cancelled	(41,000,000)	(4,100)					(4,100)
Shares Issued for Services at 0.35	38,592	4	13,503				13,507
Shares Issued for Cash at 0.001	5,300,000	530	4,470				5,000
Shares Issued for Cash at 0.15	666,667	67	99,933	(89,264)			10,736
Shares Issued for Cash and Subscriptions Receivables at 0.15	746,704	75	111,930	(83,427)			28,578
Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,676	229,836	(83,427)	3,727	(83,099)	68,713

Cash Received on Subscription Receivable				83,427			83,427
Shares Issued for Cash at 0.15	291,400	29	43,681				43,710
Shares Issued for Cash at 0.25	420,000	42	104,958				105,000
Shares Issued for Services at 0.10	310,000	31	30,969				31,000
Shares Issued for Cash at 0.25	275,920	28	68,952				68,980
Shares Issued for Cash at 0.50	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-

Currency Translation					14,514		14,514
Net (Loss)						(358,473)	(358,473)

Balance, May 31, 2006	17,869,283	1,788	488,41	-	18,241	(441,572)	66,871
Shares Issued for Cash at 0.50	20,000	2	9,998				10,000
Currency Translation					(848)		(848)
Net (Loss)						(32,215)	(32,215)

Balance , August 31, 2006	17,889,283	$1,790	498,412	-	17,393	(473,787)	43,808

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY, LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(August 31, 2006 and May 31, 2006)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to market specialty products at tradeshows, infomercials, specialty product shops and kiosks in malls. The Company through August 31, 2006 has only been selling at tradeshows, on-line and in malls.

On August 31, 2005, the Company purchased the inventory and executed a sublease agreement with two small retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona.

The Company operates on a May 31 fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and deposits in transit.

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

Translation of Currency

The company’s headquarters were in Canada through May 31, 2006 and maintains it financial records in $CDN. For the sake of reporting the Balance Sheet, amounts were converted to United States dollars using the exchange rate at the end of each period. Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown. All amounts reported in the accompanying financial statements are expressed in $US.

Inventory

The company inventories finished products it has purchased for resale.

Revenue Recognition and Accounts Receivable

All the sales for the Company are on a point of sale/cash and carry basis. The Company does not carry receivables for any sales. All sales are final. Revenue is recognized when a sale is made. No warranties are expressed or offered on any goods except that of the manufacturer, which they support directly.

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. Advertising expense for the period ended August 31, 2006 and May 31, 2006 was $5,302 and $4,327 respectively.

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

	31-Aug-06	31-May-06
Equipment	$17,050	$22,387
Accumulated Depreciation	(4,236)	(3,582)
Equipment - Net	$12,814	$18,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(10,749)	(9,736)
Vehicle - Net	$13,157	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(10,822)	(8,265)
Network Infrastructure - Net	$43,278	$43,763

The difference in the value of the vehicle is reflective of the change in the foreign currency rate

Earnings per Share (EPS)

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

August 31,	2006	2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($33,063)	($150,664)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	17,882,761	17,100,722

Basic and Diluted Earnings/(Loss) Per Share	($0.00)	($0.01)

NOTE 3. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 500,000,000 common shares with a $0.0001 par value.

Year Ended May 31, 2004

At inception the Company Issued 51,000,000 million shares to the founder for an investment of $5,100. After year end the founder returned and the Company cancelled 41,000,000 common shares leaving a net of 10,000,00 for the founder.

During the year ended May 31, 2004 cash deposits on private placement stock subscriptions in the amount of $89,264 were received the stock was not issued until July 8, 2004.

Year Ended May 31, 2005

On July 8, 2004, the Company issued 666,667 common shares in a private placement at $0.15 per share for a total of $100,000 cash less $89,264 deposits previously received.

On August 1, 2004, the Company issued 5,300,000 common shares under a previously committed Regulation D 504 offering and raised $5,000. These funds were used to pay legal fees.

On August 1, 2004, the Company received and cancelled 41,000,000 common shares from its founder.

On April 30, 2005, the Company issued 38,592 common shares for consulting services valued at $13,507 or $0.35 per share.

On May 31, 2005, the Company issued 746,407 common shares at $0.15 per share in a private placement and received $28,578 cash and $83,427 subscriptions Receivable.

Year Ended May 31, 2006

On July 15, 2005, the Company issued 291,400 common shares at $0.15 per share in a private placement for cash in the amount of $43,710.

Between August 15 and August 30, 2005 the Company issued 420,000 common shares at $0.25 per share in a private placement for cash in the amount of $105,000.

During the period ended May 31, 2006, the Company issued 310,000 common shares at $0.10 per share for director and consulting services valued at $31,000.

On December 1, 2005 the Company issued 275,920 common shares at $0.25 per share in a private placement for $68,980 cash.

On February 20, 2006 the Company issued 20,000 common shares at $0.50 per share in a private placement for $10,000 cash.

On February 28, 2006 the Company received and cancelled 200,000 common shares that were issued in error.

On June 30, 2006 the Company issued 20,000 con shares in a private placement for $10,000.

NOTE 4. NOTES PAYABLE

Following are the notes payable as of August 31, 2006 and May 31, 2006. The Current portion of vehicle loan is estimated using the $CDN payment times the 2006 average exchange rate to $US:

	31-Aug-06	31-May-06
Installment note on vehicle,
$537 ($CDN) payment for 60 months,
Annual interest rate at 7.39%	$16,992	$18,553
Less: Current Portion	(5,739)	(5,484)
Long-Term Portion	11,253	14,253

Demand note, non-interest,
Shareholder	62,083	28,673

Notes Payable	$73,336	$41,742

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $97,146, as of May 31, 2006, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $441,572. The total valuation allowance is a comparable $97,146.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

May 31,	2006	2005
Net changes in Deferred Tax Benefit	$78,864	$12,967
Valuation account	(78,864)	(12,967)
Current Taxes Payable	0	0

Net Provision for Income Taxes	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.
Year	Amount	Expiration
2004	$24,158	2024
2005	58,941	2025
2006	358,473	2026

Total	$441,572

NOTE 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The lease on Paradise Valley store expires in December 2008, and the lease on Arrowhead store expires in December 2006. The numbers shown below assume that the company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

NOTE 7.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a total loss of $441,572 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of developing specialty retail products, purchasing retail stores in malls and developing product infomercials.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Nature of Business

The Tradeshow Marketing Company was incorporated on December 03, 2003. Over the past twenty years, Tradeshow’s management team and demonstration professionals have worked in the direct sales industry marketing a variety of products directly to consumers at trade shows, malls (kiosks), fairs and exhibitions throughout Canada and the United States. The Company’s product categories include specialty household, beauty and fitness, home and garden and electronics products. The products we retail are considered small ticket items, are innovative and are highly desired by the target audience. Price points for our products typically start in the $50 range and our target demographic is in the $50,000 - $100,000 annual income range.

Products from various suppliers that we have sold in the past included:

a) Ontel Products: “As Seen On TV” products that include the Swivel Sweeper, Glass Wizard and AB Master;
b) American Direct (TriStar): product supplied includes the Lateral Thigh Trainer and Jack Lalanne’s Power Juicer;
c) Cava Industries: supplies the Cold Heat Soldering Tool and Smart Spin containers;
d) ITW Space Bags: supplies Space Bags for storage;
e) Orange Glow International: suppliers of cleaning products OxiClean, Orange Glo, and Kaboom, among others;
f) Overbreak: supplies toys that include Hover Disc, Hover Copter and Rainbow Art.

Sales volumes for products fluctuate increasing significantly during the holiday season. Typically, the Company experiences the highest sales volume for products that are demonstrated via infomercials, during those periods when the infomercials are advertised on television. No one particular product represents a material portion of our revenues for the entire fiscal year. Rather, annual gross sales are derived from numerous products, with eight to ten feature products, on average, being the biggest sellers.

For the period ended August 31, 2006 the bulk of our sales revenue has come from our retail stores and Internet sales. Both sales channels are experiencing moderate growth. Store sales continue to lead Internet sales.

Measures Tradeshow has taken to build infrastructure
To date, Tradeshow has sold product at a number of venues that includes trade shows, malls (kiosks) fairs, exhibitions in the following cities: Canada: Vancouver, Abbotsford, Victoria, Nanaimo (includes mall kiosks), Calgary, Edmonton, Regina, Saskatoon, Winnipeg, Toronto (every second year); United States: Puyallup, WA, Tacoma, WA, Pomona, CA, Phoenix, AZ.

On August 31, 2005, Tradeshow acquired the assets and sub-leases of two retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona. Following the acquisition, the Company changed the name of the two stores to “Sandstrom OnTV”. The Company’s Sandstrom OnTV stores feature a unique and diverse mix of innovative consumer products, which includes the same merchandise that the Company demonstrates and sells at tradeshow venues.

On December 23, 2005 the company announced the launch of its first eCommerce website for ON TV products. The site, located at www.ontvco.com, offers direct access to classic and the most popular ON TV Items. The site is managed buy the companies Chief Technical Officer and orders are fulfilled thru the Paradise Valley retail store in Phoenix Arizona.

Acquisition of productive assets
The acquisition of the two retail stores was an acquisition of productive assets, as the Company purchased the assets of, and assumed the sub-leases for, both retail businesses. The Company also received the rights to use the “As Seen On TV” trade name for the stores, but has decided to use the name Sandstrom OnTV” instead. The Company acquired $35,000 dollars of stock and equipment in the acquisition. The assets acquired included an inventory of “as seen on TV” like products valued at the time of the transaction at $25,000 (based on the products wholesale prices; the retail value is approximately double that figure), and store fixtures, such as shelving, displays casing video surveillance equipment, computers, a cash register and a credit card machine, the value of which was deemed to be $10,000.

Currently, each store is fully operational and is open for business during regular mall hours. Both stores are staffed. There are four full-time employees (as at Aug 31, 2006).

The approximate square footage of each store is 530 sq feet.

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The lease on Paradise Valley store expires in December 2008, and the lease on Arrowhead store expires in December 2006. The numbers shown below assume that the Company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Tradeshow assumed the leases for both store locations. The Arrowhead Mall lease expires Dec 2006(in the Company’s 2007 fiscal year) and Paradise Valley Mall lease expires Dec 2008(in the Company’s 2009 fiscal year).

Results of operations from December 03, 2003 to May 31, 2005

Revenues

The following discussion is based on our consolidated financial statements:

From the Company’s inception on December 03, 2003 until May 31, 2004, the Company did not generate revenue. The Company began to generate revenue from operations during its 2004 fiscal year, which commenced June 01, 2004 and ended May 31, 2005.

The Company generated revenue of $33,801 from operations for the fiscal year that commenced June 01, 2004 and ended May 31, 2005. For the fiscal year that began on May 31, 2005 and ended on May 31, 2006, we generated revenue of $365,563, an increase of 982% over the previous fiscal year.

For each of the fiscal years ended May 31, 2005 and May 31, 2006, we recognized losses from operations. Net loss from operations for the twelve months ended May 31, 2005 was $58,941. Net loss from operation for the twelve months ended May 31, 2006, was $358,473 The increase in operating loss of $299,532 between the fiscal years ended in May 31, 2005 and May 31, 2006 was due to increased general and administrative expenses of $321,712 and increased legal, accounting, and consulting expenses of $96,565. For the twelve month period that ended May 31, 2006, officer compensation increased by $24,226, from $274 in 2005 to $24,500 in 2006. As a measure to conserve cash for the fiscal years ended May 31, 2005 and May 31, 2006, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

As at May 31, 2005, we had $86,876 in cash. On May 31, 2006, we had $43,538 in cash, representing a year over year decrease of $43,338 or 50%. At May 31, 2005, we had total current assets of $92,930 that consisted of cash, cash equivalents and inventory, and total current liabilities of $24,171 that consisted of accounts payable and a vehicle loan of $5,484. At May 31, 2006, we had total current assets of $79,974 and total current liabilities of $51,907 with total current assets exceeding total current liabilities by $28,067. The increase in current liabilities for the twelve-month period ended May 31, 2006 was due to an increase in accounts payable of $27,736 over the previous fiscal year. The current portion a vehicle loan remained the same at $5, 484.

Cash received from financing for the fiscal year ended May 31, 2005, was $165,081. For the fiscal year, which ended on May 31, 2006 cash received from financing was $321,841. Cash utilized in operations for the fiscal year that ended on May 31, 2005 was $119,575. Cash utilized in operations for the fiscal year, which ended on May 31, 2006, was $296,162 an increase of $176,587, which was due to increases in accounts payable, as well as increased consulting and professional services. As at May 31, 2006, the Company had an ending cash balance of $43,538.

Results of Operations for Three Months Ending August 31, 2006

The Company generated revenue of $8,048 from operations for the three months ended August 31,2005. From operations for the three months ended August 31, 2006, we generated revenue of $132,540, an increase of 1547% over the three months ended August 31, 2005.

For each of the three month periods ended August 31, 2005 and August 31, 2006, we recognized losses from operations. Net loss from operations for the three months ended August 31, 2005 was $154,234. Net loss from operation for the three months ended August 31, 2006, was $32,215 The decrease in operating loss of $122,019 between the three months ended August 31, 2005 and August 31, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs. For the three month periods that ended Aug 31, 2006 and 2005, there was no officer compensation .

As at May 31, 2006, we had $43,538 in cash. On August 31, 2006, we had $28,996 in cash, representing a three month decrease of $14,542. At May 31, 2006, we had total current assets of $79,974 that consisted of cash, cash equivalents and inventory, and total current liabilities of $51,907 that consisted of accounts payable and the current portion of the vehicle loan.. At Aug 31, 2006, we had total current assets of $81,365 and total current liabilities of $37,123 with total current assets exceeding total current liabilities by $44,242. For the three month period ended August 31,2006, there was a decrease in current liabilities of $14,784 over the May 31,2006 period. The current portion of the vehicle loan remained the same at
$5, 730.

Cash received from financing for the three months ended August 31, 2005, was $232,613. Financing for the three months ended August 31, 2006 was $41,849. Cash utilized in operations for the three months ended on Aug 31, 2005 was $227,806. Cash utilized in operations for three months ended Aug 31, 2006, was $59,736 a decrease of $168,070. As at Aug 31, 2006, the Company had an ending cash balance of $28,996.

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

Employees

The Company has 4 employees as of the date of this Quarterly Report other than our Directors. The Company conducts its business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Seasonality

The Companies sales are quite seasonal, increasing with the shopping trends associated with the retail industry of sales peaking during the holiday season. In the past year, a substantial portion of our total revenues and all or most of our earnings came in the first quarter ending February 28. The results of operations for this quarterly period is not necessarily indicative of the results for the full fiscal year.

PART II - OTHER INFORMATION

ITEM 1.      DESCRIPTION OF PROPERTY

Tradeshow Marketing Company, Ltd.’s head office is located at 4550 East Cactus Rd, Suite 220 Phoenix, Arizona where the Company also operates one of its retail Sandstrom On TV stores. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

Tradeshow recently acquired the assets and sub-leases of two “As Seen On TV” retail stores in Phoenix, Arizona. The Company changed the name of the stores to Sandstrom OnTV.

The aggregate monthly payment for both leases is $8,045 or $96,450 per year. The lease on the Paradise Valley store expires in December 2008, and the lease on the Arrowhead store expires in December 2006.

ITEM 2.      LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 3.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three months ending August 31, 2006.

PART II

ITEM 4.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High *	Low *
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50
Quarter ended November 30, 2005	0.40	0.33
Quarter ended February 28, 2006	0.45	0.28
Quarter ended May 31, 2006	0.30	0.19
Quarter ended Aug 31, 2006	0.24	0.21

*Our stock is traded on the Over-the -Counter Pink Sheets and these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of Aug 31, 2006, there are approximately 39 holders of the Company's common stock.

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

Liquidity and Financial Condition

The Company had cash on hand of $28,996 as of August 31, 2006.

The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.

The financial statements accompanying this quarterly report contemplate the Company’s continuation as a going concern. However, the Company has sustained substantial losses and is still in the development stage. Additional funding will be necessary to continue development and marketing of our products. The Company intends to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

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

The Company incurred a loss in the amount of $473,787 for the period from inception Aug 31, 2006. Net loss from operations for the three months ended August 31, 2005 was $154,234. Net loss from operation for the three months ended August 31, 2006, was $32,215 The decrease in operating loss of $122,019 between the three months ended August 31, 2005 and August 31, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs. For the three month periods that ended Aug 31, 2006 and 2005, there was no officer compensation.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification of Quarterly report on form 10Q SB, Chief Executive Officer

31.2	Certification of Quarterly report on form 10Q SB, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

Date: October 13, 2006	By:	/s/ Bruce Kirk
President and CEO