Form 10QSB/A
period 2006-08-31
Tradeshow Marketing Co. Ltd.
filed 2007-01-03
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment Number 1

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited, restated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

THE TRADESHOW MARKETING COMPANY LTD
Restated Balance Sheets (Unaudited)
	August 31,
	2006	May 31,
	(Unaudited)	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$28,996	$43,538
Accounts Receivable	20,983	-
Inventory	31,386	36,436

Total Current Assets	81,365	79,974

Long Term Assets
Equipment - Net	22,814	28,805
Vehicles - Net	13,157	14,305
Network Infrastructure & Software	43,278	43,763
Other Assets	3,653	3,673

Total Long Term Assets	82,902	90,546

Total Assets	$164,267	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$31,384	$46,423
Shareholder Loan - Related Party		28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	37,123	80,580

Vehicle Loan	11,253	13,069
Loan from Shareholder	62,083

Total Liabilities	110,459	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on February
28, 2006 and May 31, 2005
is 17,869,283 and 16,751,963
respectively	1,791	1,789
Paid in Capital	535,052	510,913
Subscription Receivable	-	-
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(483,035)	(449,972)

Total Stockholders' Equity	53,808	76,871

Total Liabilities and Stockholders' Equity	$164,267	$170,520

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY LTD
Restated Statements of Operations (Unaudited)

	Three Months Ended
	August 31,
	2006	2005

Revenue	$132,540	$8,048

Cost of Sales	78,689	4,212

Gross Profit	53,851	3,836

Expenses
General and Administrative	83,592	105,802
Professional Fees	3,322	52,268
Officer Compensation	-	-

Total Expenses	86,914	158,070

Net Profit / (Loss)	$(33,063)	$(154,234)

Other Comprehensive Income / (Loss)
Currency Translation	-	3,570

Comprenhensive Income	$(33,063)	$(150,664)

Basic and Diluted
(Loss) per Share	$(0.00)	$(0.01)

Weighted Average
Number of Shares	17,882,761	17,100,772

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital:
	$(14,141)

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY LTD
Restated Statements of Stockholder Equity (Unaudited)

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders
at $0.0001 per share	51,000,000	$5,100	$4,900	$-	$-	$-	$10,000
Deposits received for
stock subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(29,058)	(29,058)

Balance, May 31, 2004	51,000,000	5,100	4,900	89,264	1,115	(29,058)	71,321

Shares Issued for Cash at
$0.15 per share	666,667	67	99,933	(89,264)			10,736
Shares Issued for Cash at
$0.001 per share	5,300,000	530	4,470				5,000
Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services
at $0.35 per share	38,592	4	13,503				13,507
Shares Issued for Cash and
subscriptions receivable
at $0.15 per share	746,704	75	111,930	(87,527)			24,478

Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,676	238,836	(87,527)	3,727	(87,999)	68,713

Cash Received on
Subscription Receivable				87,527			87,527
Shares Issued for Cash for
$0.15 per share	291,400	29	43,681				43,710
Shares issued for Acqusition
at $1.00 per share	15,000	2	14,998				15,000
Shares Issued for Cash for
$0.25 per share	420,000	42	104,958				105,000
Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500
Shares Issued for Cash at
$0.25 per share	275,920	28	68,952				68,980
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-
Currency Translation					10,414		10,414

Net (Loss)						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Contributed Capital			14,141		(14,141)		-

Net (Loss)						(33,063)	(33,063)

Balance, August 31, 2006	17,889,283	$1,791	$535,052	$-	$-	$(483,035)	$53,808

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY LTD
Restated Statements of Cash Flow (Unaudited)

	Three Months Ended
	August 31,
	2006	2005

Operating Activities

Net Profit / (Loss)	$(33,063)	$(154,234)

Significant Non-Cash Transactions
Stock issued for service	-
Stock Cancelled	-
Subscriptions Receivable
Depreciation / Amortization Expense	4,299	1,010
Foreign Currency Translation		2,398
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	5,050	(11,684)
(Increase)/Decrease in Accounts Receivable	(20,983)	(56,679)
(Increase)/Decrease in Other Assets		3,350
Increase/(Decrease) in Payables	(15,039)	(11,967)

Net Cash (Used) by Operating Activities	(59,736)	(227,806)

Investment Activities
Purchase of Network Infastructure	(2,091)
Equipment Purchase	5,436	(5,299)

Cash Used by Investment Activities	3,345	(5,299)

Financing Activities

Proceeds from Shareholder Loans	33,410	752
Proceeds/(Payments) - Equipment Financing	(1,561)	(276)
Proceeds from sale of Common Stock	10,000	232,137

Cash Provided by Financing Activities	41,849	232,613

Net Increase / (Decrease) in Cash	(14,542)	(492)

Cash, Beginning of Period	43,538	86,876

Cash, End of Period	$28,996	$86,384

Supplemental Information:
Interest Paid	$4,437	$1,422
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY LTD

NOTES TO RESTATED UNAUDITED FINANCIAL STATEMENTS
(August 31, 2006 and May 31, 2006)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to marketing specialty products at tradeshows, infomercials, specialty product shops and kiosks in malls. The Company through August 31, 2006 has only been selling at tradeshows and in malls.

On August 31, 2005, the Company purchased the inventory and executed a sublease agreement with two small retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona.

The Company operates on a May 31 fiscal year end.

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 and 2005 audited financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Restatement of Financials

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 and 2005 audited financial statements. Please refer to the restated financials for May 21, 1006 and 2005 for details.

The Balance Sheet and Statement of Stockholders’ Equity for the current three month period ended May 31, 2006 has been restated reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation and the Statement of Operations and Cash flow statements have been rested to reflect a $848 increase in G & A expense improperly previously recorded as paid in capital.

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

Translation of Currency

The company’s headquarters were in Canada through May 31, 2006 and maintained its financial records in $CDN. For the sake of reporting the Balance Sheet, amounts were converted to United States dollars using the exchange rate at the end of each period. Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown.

On June 1, 2006 the Company relocated its headquarters to Phoenix, Arizona and established its accounts in U.S. Banks and adopted the U.S. Dollar as its functional currency. The company has eliminated its accumulated adjustment for foreign currency translation to contributed capital.

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

	31-Aug-06	31-May-06
Equipment	$27,050	$32,387
Accumulated Depreciation	(4,236)	(3,582)
Equipment - Net	$22,814	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(10,749)	(9,736)
Vehicle - Net	$13,157	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(10,822)	(8,265)
Network Infrastructure - Net	$43,278	$43,763

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

August 31,	2006	2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(33,063)	$(150,664)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	17,882,761	17,100,722

Basic and Diluted Earnings/(Loss) Per Share	$(0.00)	$(0.01)

NOTE 3. STOCKHOLDERS’ EQUITY

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

On August 30, 2006 the Company issued 20,000 con shares in a private placement for $10,000.

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

NOTE 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. These leases expire in March 2007. The numbers shown below assume that the company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

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

On July 20,, 2005, Tradeshow acquired the assets and sub-leases of two retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona. Following the acquisition, the Company changed the name of the two stores to “Sandstrom OnTV”. The Company’s Sandstrom OnTV stores feature a unique and diverse mix of innovative consumer products, which includes the same merchandise that the Company demonstrates and sells at tradeshow venues.

On December 23, 2005 the company announced the launch of its first eCommerce website for ON TV products. The site, located at www.ontvco.com, offers direct access to classic and the most popular ON TV Items. The site is managed buy the companies Chief Technical Officer and orders are fulfilled thru the Paradise Valley retail store in Phoenix Arizona.

Acquisition of productive assets
The acquisition of the two retail stores was an acquisition of productive assets, as the Company purchased the assets of, and assumed the sub-leases for, both retail businesses. The Company also received the rights to use the “As Seen On TV” trade name for the stores, but has decided to use the name Sandstrom OnTV” instead. The Company acquired $30,149 dollars of stock and equipment in the acquisition. The assets acquired included an inventory of “as seen on TV” like products valued at the time of the transaction at $20,149 (based on the products wholesale prices; the retail value is approximately double that figure), and store fixtures, such as shelving, displays casing video surveillance equipment, computers, a cash register and a credit card machine, the value of which was deemed to be $10,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on accounting principles generally accepted in the United States of America, many of which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

Revenue recognition. We recognize revenue at the point of sale at our retail stores, at our tradeshows and over the Internet. We do not carry any accounts receivable and all sales are final. No warranties are expressed or offered on any goods except that of the manufacturer, which they support directly.

Merchandise inventories. We record inventory at lower of cost (first-in, first-out method) or market value. We reduce the carrying value of our inventory for estimated obsolescence or unmarketable inventory by an amount equal to the excess of the cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional reserves may be required.

Income taxes. The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Stock Based Compensation: The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained

Results of operations from December 03, 2003 to May 31, 2005

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

For each of the fiscal years ended May 31, 2005 and May 31, 2006, we recognized losses from operations. Net loss from operations for the twelve months ended May 31, 2005 was $58,941. Net loss from operation for the twelve months ended May 31, 2006, was $361,973 The increase in operating loss of $303,032 between the fiscal years ended in May 31, 2005 and May 31, 2006 was due to increased general and administrative expenses of $334,513 and increased legal, accounting, and consulting expenses of $82,264. For the twelve month period that ended May 31, 2006, officer compensation increased by $24,226, from $274 in 2005 to $24,500 in 2006. As a measure to conserve cash for the fiscal years ended May 31, 2005 and May 31, 2006, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

General, administrative and professional expenses for fiscal 2006 increased to 365,977 in 2006 from 31,464 in 2005. The increase in operating loss of $ 303,032 between the fiscal years ended in May 31, 2005 and May 31, 2006 was due to increased general and administrative expenses of $ 334,513. The general and administrative fees include accounting and legal fees of 69,529, resulting from Sarbanes-Oxley compliance. Also included in this amount are operating expenses including facility rental and payroll expense for operation of the retail stores and subcontract fees for investor relations purposes. The professional fees include web development consulting fees.

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

Cash received from financing for the fiscal year ended May 31, 2005, was $76,716 For the fiscal year, which ended on May 31, 2006 cash received from financing was $325,421. Cash utilized in operations for the fiscal year that ended on May 31, 2005 was $31,210 Cash utilized in operations for the fiscal year, which ended on May 31, 2006, was $300,262 an increase of $269,052, which was due to increases in accounts payable, as well as increased consulting and professional services. As at May 31, 2006, the Company had an ending cash balance of $43,538.

Results of Operations for Three Months Ending August 31, 2006

The Company generated revenue of $8,048 from operations for the three months ended August 31,2005. From operations for the three months ended August 31, 2006, we generated revenue of $132,540, an increase of 1547% over the three months ended August 31, 2005.

For each of the three month periods ended August 31, 2005 and August 31, 2006, we recognized losses from operations. Net loss from operations for the three months ended August 31, 2005 was $154,234. Net loss from operation for the three months ended August 31, 2006, was $33,063The decrease in operating loss of $121,171 between the three months ended August 31, 2005 and August 31, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs. For the three month periods that ended Aug 31, 2006 and 2005, there was no officer compensation .

As at May 31, 2006, we had $43,538 in cash. On August 31, 2006, we had $28,996 in cash, representing a three month decrease of $14,542. At May 31, 2006, we had total current assets of $79,974 that consisted of cash, cash equivalents and inventory, and total current liabilities of $51,907 that consisted of accounts payable and the current portion of the vehicle loan.. At Aug 31, 2006, we had total current assets of $81,365 and total current liabilities of $37,123 with total current assets exceeding total current liabilities by $44,242. For the three month period ended August 31,2006, there was a decrease in current liabilities of $14,784 over the May 31,2006 period. The current portion of the vehicle loan remained the same at  $5, 739.

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

PART II

ITEM 4.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High *	Low *
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.0.49	0.13
Quarter ended August 31, 2005	0.50	0.25
Quarter ended November 30, 2005	0.50	0.32
Quarter ended February 28, 2006	0.45	0.28
Quarter ended May 31, 2006	0.43	0.19
Quarter ended Aug 31, 2006	0.24	0.20

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

The Company incurred a loss in the amount of $483,035for the period from inception Aug 31, 2006. Net loss from operations for the three months ended August 31, 2005 was $154,234. Net loss from operation for the three months ended August 31, 2006, was $33,063 The decrease in operating loss of $121,171 between the three months ended August 31, 2005 and August 31, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs. For the three month periods that ended Aug 31, 2006 and 2005, there was no officer compensation.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: January 2, 2007	By:	/s/ Bruce Kirk
Bruce Kirk
President and CEO