Form 10QSB
period 2006-11-30
Tradeshow Marketing Co. Ltd.
filed 2007-01-19
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30th, 2006

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

☒ Yes              ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:17,915,033 Shares of Common Stock, $0.0001 par value, outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐             No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)
(Stated in U.S. Dollars)

The Tradeshow Marketing Company, Ltd.

Balance Sheets
(unaudited)

		May 31,
	November 30	2006
	2006	(Audited)
	(Unaudited)	(Restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$18,330	$43,538
Accounts Receivable	20,017	-
Inventory	23,104	36,436

Total Current Assets	61,451	79,974

Long Term Assets
Equipment - Net	22,139	28,805
Vehicles - Net	12,091	14,305
Network Infrastructure & Software	40,676	43,763
Other Assets	3,653	3,673

Total Long Term Assets	78,559	90,546

Total Assets	$140,010	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$769	$46,423
Shareholder Loan - Related Party		28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	6,508	80,580

Vehicle Loan	9,797	13,069
Loan from Shareholder	166,689

Total Liabilities	182,994	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on November 30,
2006 and May 31, 2006 is 17,915,053
and 17,869,283 respectively	1,794	1,789
Paid in Capital	547,924	510,913
Subscription Receivable	-	-
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(592,702)	(449,972)

Total Stockholders' Equity	(42,984)	76,871

Total Liabilities and Stockholders' Equity	$140,010	$170,520

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statments of Operations
(unaudited)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

	$198,697	$77,982	$66,157	$69,934

	117,279	63,417	38,590	59,205

Gross Profit	81,418	14,565	27,567	10,729

General and Administrative	195,095	228,781	111,503	122,979
Professional Fees	29,053	61,042	25,731	8,774
Officer Compensation	-	-	-	-

Total Expenses	224,148	289,823	137,234	131,753

	$(142,730)	$(275,258)	$(109,667)	$(121,024)

Currency Translation	-	3,570	-	3,570

	$(142,730)	$(271,688)	$(109,667)	$(117,454)

(Loss) per Share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted Average
Number of Shares	17,885,810	17,440,232	17,885,810	17,440,232

The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital:
	$(14,141)

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Restated Statements of Stockholders' Equity
(unaudited)

Dec 5, 2003 (Inception) to November 30, 2006

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders
at $0.0001 per share	51,000,000	$5,100	$4,900	$-	$-	$-	$10,000
Deposits received for
stock subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(29,058)	(29,058)

Balance, May 31, 2004	51,000,000	5,100	4,900	89,264	1,115	(29,058)	71,321

Shares Issued for Cash at
$0.15 per share	666,667	67	99,933	(89,264)			10,736
Shares Issued for Cash at
$0.001 per share	5,300,000	530	4,470				5,000
Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services
at $0.35 per share	38,592	4	13,503				13,507
Shares Issued for Cash and
subscriptions receivable
at $0.15 per share	746,704	75	111,930	(87,527)			24,478

Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,676	238,836	(87,527)	3,727	(87,999)	68,713

Cash Received on
Subscription Receivable				87,527			87,527
Shares Issued for Cash for
$0.15 per share	291,400	29	43,681				43,710
Shares issued for Acqusition
at $1.00 per share	15,000	2	14,998				15,000
Shares Issued for Cash for
$0.25 per share	420,000	42	104,958				105,000
Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500
Shares Issued for Cash at
$0.25 per share	275,920	28	68,952				68,980
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-
Currency Translation					10,414		10,414

Net (Loss)						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares issued for Services
at $0.10 per share	25,750	3	12,872				12,875

Net (Loss)						(142,730)	(142,730)

Balance, November 30, 2006	17,915,033	$1,794	$547,924	$-	$-	$(592,702)	$(42,984)

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statements of Cash Flows
(unaudited)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Operating Activities

Net Profit / (Loss)	$(142,730)	$(275,258)	$(109,667)	$(121,024)

Significant Non-Cash Transactions
Stock issued for service	12,875	50	12,875	50
Contributed Capital	-	18,096	-	-
Stock Cancelled	-	-	-	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	8,567	2,020	4,343	1,010
Foreign Currency Translation	-	(6,151)		1,146
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	13,332	(11,758)	8,282	(74)
(Increase)/Decrease in Accounts Receivable	(20,017)	(22,693)	966	33,986
(Increase)/Decrease in Other Assets	20	3,609		259
Increase/(Decrease) in Payables	(45,654)	(16,945)	(30,615)	(4,978)

Net Cash (Used) by Operating Activities	(173,607)	(309,030)	(113,816)	(89,625)

Investment Activities
Purchase of Network Infastructure	(2,072)	-	-	-
Equipment Purchase	5,727	(11,521)	-	(6,222)

Cash Used by Investment Activities	3,655	(11,521)	-	(6,222)

Financing Activities

Proceeds from Shareholder Loans	138,016	2,519	104,606	1,767
Proceeds/(Payments) - Equipment Financing	(3,272)	(1,548)	(1,456)	(1,272)
Proceeds from sale of Common Stock	10,000	243,736	-	20,000

Cash Provided by Financing Activities	144,744	244,707	103,150	20,495

Net Increase / (Decrease) in Cash	(25,208)	(75,844)	(10,666)	(75,352)

Cash, Beginning of Period	43,538	86,876	28,996	86,384

Cash, End of Period	$18,330	$11,032	$18,330	$11,032

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital:
	$(14,141)

Supplemental Information:
Interest Paid	$4,437	$1,422	$4,437	$1,422
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(November 30, 2006 and May 31, 2006)

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

Adjustments within Financial Statements

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 and 2005 audited financial statements. Please refer to the restated financials for May 21, 1006 and 2005 for details.

The Balance Sheet and Statement of Stockholders’ Equity for the current six month period ended November 30, 2006 has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

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

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. Advertising expense for the period ended November 30, 2006 and May 31, 2006 was $6,215 and $4,327 respectively.

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

	30-Nov-06	31-May-06
Equipment	$27,050	$32,387
Accumulated Depreciation	(4,911)	(3,582)
Equipment - Net	$22,139	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(11,815)	(9,736)
Vehicle - Net	$12,091	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(13,424)	(8,265)
Network Infrastructure - Net	$40,676	$43,763

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

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

November 30, 2006 2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders ($142,730) ($271,688)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding17,885,810 17,440,232

Basic and Diluted Earnings/(Loss) Per Share($0.01) ($0.02)

November 30,	2006	2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($142,730)	($271,688)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	17,885,810	17,440,232

Basic and Diluted Earnings/(Loss) Per Share	($0.01)	($0.02)

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

Period Ended November 30, 2006

On June 1, 1006 the Company recorded $14,141 contributed capital to eliminate the accumulated foreign currency translation balance.

On August 30, 2006 the Company issued 20,000 con shares in a private placement for $10,000.

On October 15, 2006 the Company issued 25,750 common shares for services at $12,875.

NOTE 4. NOTES PAYABLE - RELATED PARTY TRANSACTION

Following are the notes payable as of November 30, 2006 and May 31, 2006. The Current portion of vehicle loan is estimated using the $CDN payment times the 2006 average exchange rate to $US:

	30-Nov-06	31-May-06
Installment note on vehicle,
$537 ($CDN) payment for 60 months,
Annual interest rate at 7.39%	$15,536	$18,553
Less: Current Portion	(5,739)	(5,484)
Long-Term Portion	9,797	14,253

Demand note, non-interest,
Related Party	166,689	28,673

Notes Payable	$176,486	$41,742

A shareholder has provided operational financing to the company on an unsecured, non-interest bearing, demand note.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $98,994 as of May 31, 2006, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $449,972. The total valuation allowance is a comparable $98,994.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

May 31,	2006	2005
Net changes in Deferred Tax Benefit	$79,634	$12,967
Valuation account	(79,634)	(12,967)
Current Taxes Payable	0	0

Net Provision for Income Taxes	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

	Year	Amount	Expiration
	2004	$29,058	2024
	2005	58,941	2025
	2006	361,973	2026

Total		$449,972

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

NOTE 7.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a total loss of $592,702 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

For the period ended November 30, 2006 the bulk of our sales revenue has come from our retail stores and Internet sales. Both sales channels are experiencing moderate growth. Store sales continue to lead Internet sales.

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

Currently, each store is fully operational and is open for business during regular mall hours. Both stores are staffed. There are four full-time employees (as at November 30, 2006).

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

Results of Operations
Second quarter of 2006 Compared to Second Quarter of 2005

The following overview provides a summary of key information concerning our financial results for the second quarter of our fiscal year ending May 31st,2007:

	Three Months Ended
	November 30,		Increase
	2006	2005	(Decrease)

Revenue	$66,157	$69,934	$(3,777)

Cost of Sales	38,590	59,205	(20,615)

Gross Profit	27,567	10,729	16,838

Expenses
General and Administrative	111,503	122,979	(11,476)
Professional Fees	25,731	8,774	16,957
Officer Compensation	-	-	-

Total Expenses	137,234	131,753	5,481

Net Profit / (Loss)	$(109,667)	$(121,024)	11,357

Revenue
Total revenue for the second quarter of 2006 decreased by $ 3,777 due to a slight drop in sales.

Expenses
There was a decrease o f $ 11,476 in general and administrative expenses for the second quarter of 2006 compared to the second quarter of 2005, but an increase of $16,957 for professional fees incurred in the process restating our financials.

Net Loss
Our net loss for the second quarter of 2006 and 2005 was $(109,667) and $ (121,024) respectively , for a decrease loss of $11, 357.

Results of Operations for First Six months of 2006 compared to First Six Months of 2005

 The following overview provides a summary of key information concerning our financial results for the first six months of our fiscal year ending May 31st,2007:

	Six Months Ended		Increase
	November 30,		(Decrease)
	2006	2005

Revenue	$198,697	$77,982	$120,715
			0
Cost of Sales	117,279	63,417	53,862
			0
Gross Profit	81,418	14,565	66,853
			0
Expenses			0
General and Administrative	195,095	228,781	(33,686)
Professional Fees	29,053	61,042	(31,989)
Officer Compensation	-	-	0
			0
Total Expenses	224,148	289,823	(65,675)
			0
Net Profit / (Loss)	$(142,730)	$(275,258)	$132,528

Revenue
The Company generated revenue of $77,982 from operations for the six months ended November 30,2005. From operations for the six months ended November 30, 2006, we generated revenue of $198,697, an increase of $120,715 over the six months ended November 30, 2005. The increase in sales is attributable to the addition of the online sales channel (www.ontvco.com), as well as healthy retail sales at the retail outlets.
Expenses
There was a decrease o f $33,686 in general and administrative expenses for the first six months of 2006 compared to the first six months of 2005,and also a decrease of $31,989 for professional fees.
Net Loss
Our net loss for the second quarter of 2006 and 2005 was $(109,667) and $ (121,024) respectively , for a decrease loss of $11, 357. The decrease in operating loss between the six months ended November 30, 2005 and the six months ended November 30, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs.
For the six month periods that ended November 30, 2006 and November 30, 2005, there was no officer compensation .

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

Seasonality

The Companies sales are quite seasonal, increasing with the shopping trends associated with the retail industry of sales peaking during the holiday season. In the past year, a substantial portion of our total revenues and all or most of our earnings came in the first quarter ending February 28. The results of operations for this quarterly period are not necessarily indicative of the results for the full fiscal year.

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

ITEM 3.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the six months ending November 30, 2006.

PART II

ITEM 4.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High *	Low *
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50
Quarter ended November 30, 2005	0.40	0.33
Quarter ended February 28, 2006	0.45	0.28
Quarter ended May 31, 2006	0.30	0.19
Quarter ended Aug 31, 2006	0.24	0.21
Quarter ended November 30, 2006	0.23	0.23

*Our stock is traded on the Over-the -Counter Pink Sheets and these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of November 30, 2006, there are approximately 41 holders of the Company's common stock.

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

Liquidity and Financial Condition

The Company had cash on hand of $18,330 as of November 30, 2006.

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

Stock Based Compensation: The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

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

The Company incurred a loss in the amount of $592,702 for the period from inception November 30, 2006. Net loss from operations for the six months ended November 30, 2005 was $$275,28

Net loss from operation for the six months ended November 30, 2006, was $142,730. The decrease in operating loss of $132,528 between the six months ended November 30, 2005 and November 30, 2006 was due to our increased revenue, as well as a decrease in the professional and consulting fees that we incurred as part of our start up costs. For the six month periods that ended November 30, 2006 and 2005, there was no officer compensation.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: January 18, 2007	By:	/s/ Bruce Kirk
President and CEO
Title

Date: January 18, 2007	By:	/s/ Peggie-Ann Kirk
Chief Financial Officer
Title