Form 10QSB/A
period 2006-08-31
Tradeshow Marketing Co. Ltd.
filed 2007-02-08
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment Number 2

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

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding Tradeshow Marketing Co. Ltd.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors included in this document, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

ITEM 3 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three month period ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RECENT SALES OF UNREGISTERED SECURITIES

ITEM 2 -  RECENT SALES OF UNREGISTERED SECURITIES. USE OF PROCEEDS FROM REGISTERED SECURITIES.

The Company is authorized 50,000,000 common shares with a $0.0001 par value.

Outstanding Shares

On August 31, 2006, the Company had approximately 17,889,283 shares outstanding. To date, our principal capital resources have been acquired through a combination of short-term debt and the issuance of capital stock.

On August 30,2006, the Company issued 20,000 shares at $0.50 per share for a n amount of $10,000. in a private placement. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Year Ended May 31, 2006

During July 2005 the Company received $87,527 cash payments on subscriptions receivable.

On July 15, 2005, the Company issued 291,400 common shares at $0.15 per share in a private placement for cash in the amount of $43,710. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Olympia Capital Inc (accredited investor)	266,400
Shareholder	James Steward	25,000
	TOTAL	291,400

On July 20, 2005 the Company acquired the sub-leases and purchased the assets of two “As Seen On TV” stores in Phoenix valued at $30,149 thru the payment of $15,149 cash issued 15,000 common shares at $1.00 per share or $15,000. The company acquired $20,149 in inventory and $10,000 of equipment.

Stock for acquisition	Sammi Salibi	15,000
	TotAL acquisition	15,000

Between August 15 and August 30, 2005 the Company issued 420,000 common shares at $0.25 per share in a private placement for cash in the amount of $105,000. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Rob Detwiler	200,000
Shareholder	Theodore Botter	20,000
Shareholder	Dave Detwiler	80,000
Shareholder	Joel Franklin (contractor/friend)	100,000
Shareholder	Marvin & Geraldine Eppes	20,000
	TOTAL	420,000

During the period ended May 31, 2006, the Company issued 295,000 common shares at $0.10 per share for recruiting incentive for its board $29,500 and based on agreements put in place during the company’s first fiscal year.

During the period ended May 31, 2006 the Company issued and aggregate of 295,000 common shares at $0.10 per share among five directors as a recruiting incentive. The number of shares to be issued and the price per share was agreed to during the company’s first fiscal year. One individual is both the CFO and the sister of the CEO and received 100,000 shares. When the agreements were reached no stock had been sold and no valid market for shares existed. The company based its value on what it considered to be the fair value recruiting its board.

The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholders	Director
	Luneil deBeer	100,000
	Rob Detwiler	10,000
	Marion Huff	50,000
	Peggie-Ann Kirk	100,000
	Hashem Sharifi	35,000
	TOTAL	295,000

On December 1, 2005 the Company issued 275,920 common shares at $0.25 per share in a private placement for $68,980 cash. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Elmer Detwiler	80,000
Shareholder	Olympia Capital Inc	195,920
	TOTAL	275,920

On February 20, 2006 the Company issued 20,000 common shares at $0.50 per share in a private placement for $10,000 cash. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Soonman Kwon (friend)	10,000
Shareholder	John Mele (friend)	10,000
	TOTAL	20,000

On February 28, 2006 the Company received and cancelled 200,000 common shares that were mistakenly included in the 504 offering. In February 2006 it was discovered that 200,000 shares were mistakenly included in this offering and subsequently cancelled. The mistake occurred because 5,300,000 shares were issued instead of 5,100,000. We did not receive consideration for the shares. We discovered the mistake when we reviewed the shareholder list and found that it did not balance. The 200,000 shares were returned to the Company and the Company cancelled the shares via a return to treasury order.

Year Ended May 31, 2005

Outstanding Shares

On May 31, 2006, the Company had approximately 16,751,963 shares outstanding. To date, our principal capital resources have been acquired through a combination of short-term debt and the issuance of capital stock.

On July 8, 2004, the Company issued 666,667 common shares in a private placement at $0.15 per share to Kita-Kane Investment Holdings, Inc. for a total of $100,000 cash less $89,264 subscription deposits previously received. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Kita-Kane made several payments totaling $89,264 during the fiscal year ended May 31, 2004 with the balance of $10,736 paid when the stock was issued on July 8, 2004. The son of the CEO is the primary stock holder of Kita-Kane.

Shareholder	Kita-Kane Investment Holdings, Inc.
	TOTAL	666,667

On August 1, 2004, the Company recorded the issue of 5,300,000 common shares under a previously committed Regulation D 504 offering and raised $5,000. These funds were used to pay legal fees. In February 2006 it was discovered that 200,000 shares were mistakenly included in this offering and subsequently cancelled. The mistake occurred because 5,300,000 shares were issued instead of 5,100,000. We did not receive consideration for the shares. We discovered the mistake when we reviewed the shareholder list and found that it did not balance. The 200,000 shares were returned to the Company and the Company cancelled the shares via a return to treasury order.

Shareholder	Crimson Holdings LLC
	TOTAL	5,100,000

On August 1, 2004, the Company received and cancelled 41,000,000 common shares from its founder.

On April 30, 2005, the Company issued 38,592 common shares for consulting services valued at

$13,507 or $0.35 per share.

Shareholder	Franchise 101	38,592
	TOTAL	38,592

On May 31, 2005, the Company issued 746,704 common shares at $0.15 per share in a private placement and received $28,578 cash and $83,427 subscriptions Receivable for a total of $112,005. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Anthony Birkin	80,000
Shareholder	Olympia Capital Inc (accredited investor)	290,003
Shareholder	Patrick Chen	10,000
Shareholder	Sevco Hajic	10,000
Shareholder	Margaret Kirk	6,667
Shareholder	James Steward	10,000
Shareholder	Duane Ford	70,000
Shareholder	Peter Hall	200,000
Shareholder	Joel Franklin	46,667
Shareholder	June Powdrill	6,667
Shareholder	Megan Powdrill	3,333
Shareholder	Graham Mason	13,367
	TOTAL	746,704

Year Ended May 31, 2004

At inception the Company Issued 51,000,000 million shares to the founder for an investment of $5,100. After year end the founder returned and the Company cancelled 41,000,000 common shares leaving a net of 10,000,00 for the founder. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The Company raised capital through private placements with friends and family, and not through transactions that involved a public offering.

Shareholder	Bruce Kirk (founder)	51,000,000
	TOTAL	51,000,000

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: February 7, 2007	By:	/s/ Bruce Kirk
Bruce Kirk
President and CEO

Date: February 7, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk
CFO