Form 10QSB/A
period 2006-08-31
Tradeshow Marketing Co. Ltd.
filed 2007-03-26
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment Number 3

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

NOTE 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The Arrowhead sub-lease expired in December 2006 and was subsequently renewed for a period of two years until December 2008 and Paradise Valley sub-lease expires in December 2008. The numbers shown below assume that the company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

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

FORWARD LOOKING STATEMENTS

 All statements contained in this Form 10Q-SB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10Q-SB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10Q-SB, unless the context requires otherwise, “Tradeshow” or “Tradeshow Marketing” or "we" or "us" or the "Company" means The Tradeshow Marketing Company, Ltd.

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

ITEM 3 - CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter ,ended August 31,2006,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The aggregate monthly payment for both leases is $8,045 or $96,450 per year. The lease on the Paradise Valley store expires in December 2008, and the lease on the Arrowhead store expired in December 2006 and was subsequently renewed for a period of two years until December 2008.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: March 14, 2007	By:	/s/ Bruce Kirk
Bruce Kirk
President and CEO

Date: March 14, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk
CFO