Form 10QSB/A
period 2006-11-30
Tradeshow Marketing Co. Ltd.
filed 2007-03-26
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

NOTE 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The Arrowhead sub-lease expired in December 2006 and was subsequently renewed for a period of two years until December 2008 and Paradise Valley sub-lease will expire in December 2008.The numbers shown below assume that the company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:
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

FORWARD LOOKING STATEMENTS

All statements contained in this Form 10-SB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-SB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

As used in this Form 10-SB, unless the context requires otherwise, “Tradeshow” or “Tradeshow Marketing” or "we" or "us" or the "Company" means The Tradeshow Marketing Company, Ltd.

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

ITEM  3 CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter,ended November 30, 2006,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The aggregate monthly payment for both leases is $8,045 or $96,450 per year. The lease on the Paradise Valley store expires in December 2008, and the lease on the Arrowhead store expired in December 2006, and was subsequently renewed for a period of two years until December 2008.

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

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

On November 30, 2006, the Company had approximately 17,915,033 shares outstanding. To date, our principal capital resources have been acquired through a combination of short-term debt and the issuance of capital stock.

During the period covered by this report , on October 15, 2006, the Company issued 25,750 shares at $0.50 per share for a total amount of $12,872, in exchange for services.

Quarter Ended August 31, 2006

On August 31, 2006, the Company had approximately 17,889,283 shares outstanding.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: March 14, 2007	By:	/s/ Bruce Kirk
President and CEO
Title

Date: March 14, 2007	By:	/s/ Peggie-Ann Kirk
Chief Financial Officer
Title

23