Form 10QSB
period 2007-02-28
Tradeshow Marketing Co. Ltd.
filed 2007-04-13
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28th, 2007

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

☒ Yes              ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 19,149,033 Shares of Common Stock, $0.0001 par value, outstanding as of February 28th, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐             No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

THE TRADESHOW MARKETING COMPANY, LTD.

INTERIM FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)
(Stated in U.S. Dollars)

The Tradeshow Marketing Company, Ltd.

Balance Sheets
(unaudited)

	February 28, 2007	May 31, 2006
	(Unaudited)	(Audited) (Restated)
ASSETS
Current Assets
Cash and Cash Equivalents	$127,788	$43,538
Accounts Receivable	17,884	-
Prepaid Expenses	17,960
Inventory	56,108	36,436

Total Current Assets	219,740	79,974

Long Term Assets
Equipment - Net	21,719	28,805
Vehicles - Net	11,610	14,305
Network Infrastructure & Software	38,803	43,763
Other Assets	3,486	3,673

Total Long Term Assets	75,618	90,546

Total Assets	$295,358	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$17,532	$46,423
Shareholder Loan - Related Party	95,187	28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	118,458	80,580

Vehicle Loan	7,699	13,069

Total Liabilities	126,157	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on February 28 ,
2007 and May 31, 2006 is 19,149,033
and 17,869,283 respectively	1,917	1,789
Paid in Capital	856,301	510,913
Subscription Receivable	-	-
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(689,017)	(449,972)

Total Stockholders' Equity	169,201	76,871

Total Liabilities and Stockholders' Equity	$295,358	$170,520

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statments of Operations
(unaudited)

	Nine Months Ended February 28,		Three Months Ended February 28,
	2007	2006	2007	2006
Revenue	$344,686	$246,465	$145,989	$168,483

Cost of Sales	152,973	130,664	35,694	67,247

Gross Profit	191,713	115,801	110,295	101,236

Expenses
General and Administrative	331,173	323,734	136,078	94,953
Professional Fees	99,585	63,869	70,532	2,827
Officer Compensation	-	-	-	-

Total Expenses	430,758	387,603	206,610	97,780

Net Profit / (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.02)	$(0.01)	$0.00

Weighted Average
Number of Shares	18,136,177	17,640,886	18,136,177	17,640,886

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Restated Statements of Stockholders' Equity
(unaudited)

Dec 5, 2003 (Inception) to February 28, 2007

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders
at $0.0001 per share	51,000,000	$5,100	$4,900	$-	$-	$-	$10,000
Deposits received for
stock subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(29,058)	(29,058)

Balance, May 31, 2004	51,000,000	5,100	4,900	89,264	1,115	(29,058)	71,321

Shares Issued for Cash at
$0.15 per share	666,667	67	99,933	(89,264)			10,736
Shares Issued for Cash at
$0.001 per share	5,300,000	530	4,470				5,000
Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services
at $0.35 per share	38,592	4	13,503				13,507
Shares Issued for Cash and
subscriptions receivable
at $0.15 per share	746,704	75	111,930	(87,527)			24,478

Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,676	238,836	(87,527)	3,727	(87,999)	68,713

Cash Received on
Subscription Receivable				87,527			87,527
Shares Issued for Cash for
$0.15 per share	291,400	29	43,681				43,710
Shares issued for Acquisition
at $1.00 per share	15,000	2	14,998				15,000
Shares Issued for Cash for
$0.25 per share	420,000	42	104,958				105,000
Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500
Shares Issued for Cash at
$0.25 per share	275,920	28	68,952				68,980
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-
Currency Translation					10,414		10,414

Net (Loss)						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares issued for Services
at $0.10 per share	25,750	3	12,872				12,875
Shares issued for Services
at $0.25 per share	200,000	20	49,980				50,000
Shares issued for Cash
at $0.25 per share	714,000	71	178,429				178,500
Shares issued for Conversion
of Debt at $0.25 per share	320,000	32	79,968				80,000

Net (Loss)						(239,045)	(239,045)

Balance, February 28, 2007	19,149,033	$1,917	$856,301	$-	$-	$(689,017)	$169,201

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statements of Cash Flows
(unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Operating Activities

Net Profit / (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Significant Non-Cash Transactions
Stock issued for service	62,875	30	50,000	(20)
Contributed Capital	14,141	18,096	-	-
Stock Cancelled	-	-	-	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	12,696	3,030	2,774	1,010
Foreign Currency Translation	(14,141)	(3,177)		2,974
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	(19,672)	(34,708)	(33,004)	(22,950)
(Increase)/Decrease in Accounts Receivable	(17,884)	(4,846)	2,133	17,847
(Increase)/Decrease in Other Assets	187	3,759	167	150
(Increase)/Decrease in Prepaid Expense	(17,960)	-	(17,960)	-
Increase/(Decrease) in Payables	(28,891)	8,122	16,763	25,067

Net Cash (Used) by Operating Activities	(247,694)	(281,496)	(75,442)	27,534

Investment Activities
Purchase of Network Infrastructure	688	(25,875)	-	(25,875)
Equipment Purchase	1,357	(18,390)	-	(6,869)

Cash (Used) by Investment Activities	2,045	(44,265)	-	(32,744)

Financing Activities

Proceeds from Shareholder Loans	66,514	1,359	(71,502)	(1,160)
Proceeds/(Payments) - Equipment Financing	(5,115)	(2,274)	(2,098)	(726)
Proceeds from Conversion of Debt	80,000	-	80,000	-
Proceeds from sale of Common Stock	188,500	302,716	178,500	58,980

Cash Provided by Financing Activities	329,899	301,801	184,900	57,094

Net Increase / (Decrease) in Cash	84,250	(23,960)	109,458	51,884

Cash, Beginning of Period	43,538	86,876	18,330	11,032

Cash, End of Period	$127,788	$62,916	$127,788	$62,916

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital:

Supplemental Information:
Interest Paid	$2,156	$5,371	$2,156	$2,381
Income Taxes Paid	$-	$-	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(February 28, 2007 and May 31, 2006)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to marketing specialty products at tradeshows, infomercials, specialty product shops and kiosks in malls. The Company through February 28, 2007 has been selling at tradeshows and in malls, as well as online..

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

The Balance Sheet and Statement of Stockholders’ Equity for the current nine month period ended February 28, 2007 has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

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

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred. Advertising expense for the period ended February 28, 2007 and May 31, 2006 was $9,588, and $4,327 respectively.

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

	28-Feb-06	31-May-06
Equipment	$27,050	$32,387
Accumulated Depreciation	(5,331)	(3,582)
Equipment - Net	$21,719	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(11,610)	(9,736)
Vehicle - Net	$12,091	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(15,297)	(8,265)
Network Infrastructure - Net	$38,803	$43,763
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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

February 28,	2007	2006
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	($239,045)	($271,802)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	18,136,177	17,640,886

Basic and Diluted Earnings/(Loss) Per Share	($0.01)	($0.02)

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

Period Ended February 28, 2007

On June 1, 2006 the Company recorded $14,141 contributed capital to eliminate the accumulated foreign currency translation balance.

On August 30, 2006 the Company issued 20,000 con shares in a private placement for $10,000.

On October 15, 2006 the Company issued 25,750 common shares for services at $12,875.

On December 30, 2006 the Company issued 200,000 common shares at $0.25 per share for services valued at $50,000.

On January 15, 2007 the Company issued 714,000 common shares at $0.25 per share for $178,500 cash and 320,000 common shares at $0.25 for the conversion of $80,000 shareholders loan.

NOTE 4. NOTES PAYABLE - RELATED PARTY TRANSACTION

Following are the notes payable as of February 28, 2007 and May 31, 2006. The Current portion of vehicle loan is estimated using the $CDN payment times the 2006 average exchange rate to $US:

Installment note on vehicle,	28-Feb-07	31-May-06
$537 ($CDN) payment for 60 months,
Annual interest rate at 7.39%	$13,438	$18,553
Less: Current Portion	(5,739)	(5,484)
Long-Term Portion	7,699	14,253

Demand note, non-interest,
Related Party	95,187	28,673

Notes Payable	$102,886	$41,742

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is $151,584 as of May 31, 2006, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $689,017. The total valuation allowance is a comparable $151,584.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

May 31,	2006	2005
Net changes in Deferred Tax Benefit	$79,634	$12,967
Valuation account	(79,634)	(12,967)
Current Taxes Payable	0	0

Net Provision for Income Taxes	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2004	$29,058	2024
2005	58,941	2025
2006	361,973	2026
2007	239,045	2027

Total	$689,017

NOTE 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. These leases expire in December 2008. The numbers shown below assume that the company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

NOTE 7.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a total loss of $689,017 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

For the period ended February 28, 2007 the bulk of our sales revenue has come from our retail stores and Internet sales. Both sales channels are experiencing moderate growth. Store sales continue to lead Internet sales.

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

On December 23, 2005 the company announced the launch of its first eCommerce website for ON TV products. The site, located at www.ontvco.com, offers direct access to classic and the most popular ON TV Items. The site is managed by the companies Chief Technical Officer and orders are fulfilled thru the Paradise Valley retail store in Phoenix Arizona.

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

Currently, each store is fully operational and is open for business during regular mall hours. Both stores are staffed. There are four full-time employees (as at February 28, 2007). The approximate square footage of each store is 530 sq feet.

In December 2006, the Company hired Timothy J.McCarthy as Vice President of Franchise Development. .

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The leases on Paradise Valley store and the Arrowhead store expire on December 2008. The numbers shown below assume that the Company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Result of Operations
Third Quarter of 2007 Compared to Third Quarter of 2006
The following overview provides a summary of key information concerning our financial results for third quarter of our fiscal year ending May 31st,2007:

	Three Months Ended
	February 28,		Increase
	2007	2006	(Decrease)

Revenue	145,989	168,483	(22,494)

Cost of Sales	35,694	67,247	(31,553)

Gross Profit	110,295	101,236	9,059

Expenses
General and Administrative	136,078	94,953	41,125
Professional Fees	70,532	2,827	67,705
Officer Compensation	-	-

Total Expenses	206,610	97,780	108,830

Net Profit / (Loss)	(96,315)	3,456	(99,771)

Revenue
Total revenue for the third quarter of 2007 increased by $ 9,059 due to an increased sales effort

Expenses
There was an increase o f $ 41,125 in general and administrative expenses for the third quarter of 2007  compared to the third quarter of 2006,and an increase of $67,705 for additional consulting fees connected  with legal accounting and franchise development fees.

Net Loss
Our net loss for the third quarter of 2007 was $(109,667) compared to a gain of 3,456 for the third quarter  of 2006 .

Results of Operations
First Nine Months ended February 28, 2007 compared to First Nine Months  ended February 28, 2006

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending May 31st ,2007:

	Nine Months Ended February 28,		Increase
	2007	2006	(Decrease	)

Revenue	344,686	246,465	98,221

Cost of Sales	152,973	130,664	22,309

Gross Profit	191,713	115,801	75,912

Expenses
General and Administrative	331,173	323,734	7,439
Professional Fees	99,585	63,869	35,716
Officer Compensation	-	-

Total Expenses	430,758	387,603	43,155

Net Profit / (Loss)	(239,045)	(271,802)	32,757

Revenue
The company generated revenues of $ 344,686 from operations during the first nine months of the fiscal year ended May 31, 2007 compared to $ 246,465 for the same period in the previous fiscal year.

Expenses
There was an increase of $7,439 in general and administrative expenses for the first nine months of May 31, 2007 2006 compared to the first nine months of May 31, 2006 ,and also an increase in professional fees of 35,716 connected with additional legal, accounting and franchise development fees.

Net Loss
Our net loss for the first nine months of the fiscal year ended May 31, 2007 was $(239,045) compared to a net loss of $(271,802) for the first nine months of the fiscal year ended May 31, 2006.

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

ITEM  3. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter, ended February 28, 2007,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
 The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES
On February 28, 2007, the Company had approximately 19,149,033 shares outstanding. To date, our principal capital resources have been acquired through a combination of short-term debt and the issuance of capital stock. During the period covered by this report the Company issued 200,000 shares at .25 per share for services of $50,00, 714,000 shares at 0.25 per share for cash of $178,500 and 320,000 shares at 0.25 per share for the conversion of a debt.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 No matters were submitted to the Company’s security holders for a vote during the six months ending February 28, 2007.

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information :
The Company's Common stock is quoted on the OTC Pink Sheets under the symbol "TSHO".

Quarter	High *	Low *
Quarter ended August 31, 2004	(did not trade until November 2004)	(did not trade until November 2004)
Quarter ended November 30, 2004	0.15	0.12
Quarter ended February 28, 2005	0.15	0.097
Quarter ended May 31, 2005	0.13	0.49
Quarter ended August 31, 2005	0.25	0.50
Quarter ended November 30, 2005	0.40	0.33
Quarter ended February 28, 2006	0.45	0.28
Quarter ended May 31, 2006	0.30	0.19
Quarter ended Aug 31, 2006	0.24	0.21
Quarter ended November 30, 2006	0.23	0.23
Quarter ended February 28, 2007	0.22	0.38

*Our stock is traded on the Over-the -Counter Pink Sheets and these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock
As of February 28, 2007, there are approximately 48 holders of the Company's common stock.

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

Need for Additional Capital
We cannot guarantee that we will be successful in our business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise. See Risk Factors below.
The Company has no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, the Company may not be unable to continue, develop or expand operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Financial Condition
The Company had cash on hand of $127,788 as of February 28, 2007.  The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.
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

Risk Factors
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our accountants believe there is substantial doubt about our ability to continue as a going concern.
The Company incurred a loss in the amount of $689,017 for the period from inception February 28, 2007.Net loss from operations for the nine months ended February 28, 2007 was $239,045.

The decrease in operating loss of $32,757 between the nine months ended February 28, 2006 and February 28, 2007 was due to our increased revenue from internet and store sales; however, general and administrative expenses and professional fees increased by $7,439 and $35,716 respectively. The additional costs incurred were from development of our online business as well as our recent costs to develop our franchise model. .

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

Since this is a new business, we face a high risk of business failure due to our inability to predict the success of our business
 The Company faces a high risk of business failure because of the unique difficulties and uncertainties inherent in new ventures.
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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: April 12, 2007	By:	/s/ Bruce Kirk
Bruce Kirk President and CEO

Date: April 12, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk Chief Financial Officer