Form 10QSB/A
period 2006-08-31
Tradeshow Marketing Co. Ltd.
filed 2007-09-21
CIK 1337340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment Number 4

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-32619

THE TRADESHOW MARKETING COMPANY, LTD.
(Exact name of small business Issuer as specified in its charter)

Nevada	06-175-4875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4550 East Cactus Road, Suite 220
Phoenix, Arizona	85032-7702
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE: THIS AMENDMENT IS BEING FILED SOLELY TO UPDATE THE EXHIBITS FILED HEREWITH TO CONFORM TO FILING REQUIREMENTS.  THERE ARE NO OTHER CHANGES HEREIN.

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	August 31,
Numerators for Basic and Diluted EPS	2006	2005
Net income/(loss) to common shareholders	$(33,063)	$(150,664)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	17,882,761	17,100,722

Basic and Diluted Earnings/(Loss) Per Share	$(0.00)	$(0.01)

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: September 7, 2007	By:	/s/ Bruce Kirk
Bruce Kirk
President and CEO

Date: September 7, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk
CFO