Form 10QSB/A
period 2006-11-30
Tradeshow Marketing Co. Ltd.
filed 2007-09-21
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 2
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-32619

_____________________________________________________

The Tradeshow Marketing Company, Ltd.
(Exact name of registrant as specified in its charter)

Nevada	06-1754875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4550 East Cactus Road, Suite 220
Phoenix, AZ 85032-7702
(Address of principal executive offices including zip code)

(800) 585-8762
(Registrant’s telephone number, including area code)

Sierra Corporate Services
100 W. Liberty Street, 10th Floor, Reno, NV 89501
(Name and address of agent for service)

(775) 788-2000
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 17,915,033 shares of common stock, $.0001 par value per share, as of November 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

November 30, 2006

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The Tradeshow Marketing Company, Ltd.
Balance Sheet
(unaudited)

	November 30	May 31, 2006
	2006	(Audited)
	(Unaudited)	(Restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$18,330	$43,538
Accounts Receivable	20,017	-
Inventory	23,104	36,436

Total Current Assets	61,451	79,974

Long Term Assets
Equipment - Net	22,139	28,805
Vehicles - Net	12,091	14,305
Network Infrastructure & Software	40,676	43,763
Other Assets	3,653	3,673

Total Long Term Assets	78,559	90,546

Total Assets	$140,010	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$769	$46,423
Shareholder Loan - Related Party		28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	6,508	80,580

Vehicle Loan	9,797	13,069
Loan from Shareholder	166,689

Total Liabilities	182,994	93,649

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

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statements of Cash Flows
(unaudited)

	Six Months Ended November 30,		Three Months Ended November 30,
	2006	2005	2006	2005

Operating Activities

Net Profit / (Loss)	$(142,730)	$(275,258)	$(109,667)	$(121,024)

Significant Non-Cash Transactions
Stock issued for service	12,875	50	12,875	50
Contributed Capital	-	18,096	-	-
Stock Cancelled	-	-	-	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	8,567	2,020	4,343	1,010
Foreign Currency Translation	-	(6,151)		1,146
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	13,332	(11,758)	8,282	(74)
(Increase)/Decrease in Accounts Receivable	(20,017)	(22,693)	966	33,986
(Increase)/Decrease in Other Assets	20	3,609		259
Increase/(Decrease) in Payables	(45,654)	(16,945)	(30,615)	(4,978)

Net Cash (Used) by Operating Activities	(173,607)	(309,030)	(113,816)	(89,625)

Investment Activities
Purchase of Network Infastructure	(2,072)	-	-	-
Equipment Purchase	5,727	(11,521)	-	(6,222)

Cash Used by Investment Activities	3,655	(11,521)	-	(6,222)

Financing Activities

Proceeds from Shareholder Loans	138,016	2,519	104,606	1,767
Proceeds/(Payments) - Equipment Financing	(3,272)	(1,548)	(1,456)	(1,272)
Proceeds from sale of Common Stock	10,000	243,736	-	20,000

Cash Provided by Financing Activities	144,744	244,707	103,150	20,495

Net Increase / (Decrease) in Cash	(25,208)	(75,844)	(10,666)	(75,352)

Cash, Beginning of Period	43,538	86,876	28,996	86,384

Cash, End of Period	$18,330	$11,032	$18,330	$11,032

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

November 30,	2006	2005

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(142,730)	$(271,688)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	17,885,810	17,440,232

Basic and Diluted Earnings/(Loss) Per Share	$(0.01)	$(0.02)

NOTE 3.	STOCKHOLDERS’ EQUITY

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

On October 15, 2006 the Company issued 25,750 shares of its common stock to two consultants for services valued at $12,875. The services performed by the consultants involved accounting and management services, for the period from June 06 to Oct 06.

NOTE 4.	NOTES PAYABLE - RELATED PARTY TRANSACTION

Following are the notes payable as of November 30, 2006 and May 31, 2006. The Current portion of vehicle loan is estimated using the $CDN payment times the 2006 average exchange rate to $US:

	30-Nov- 06	31-May- 06
Installment note on vehicle,
$537 ($CDN) payment for 60 months,
Annual interest rate at 7.39%	$15,536	$18,553
Less: Current Portion	(5,739)	(5,484)
Long-Term Portion	9,797	14,253

Demand note, non-interest,
Related Party	166,689	28,673

Notes Payable	$176,486	$41,742

A shareholder has provided operational financing to the company on an unsecured, non-interest bearing, demand note.

NOTE 5.	PROVISION FOR INCOME TAXES

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

Results of Operations for First Six months of 2006 compared to First Six Months of 2005

 The following overview provides a summary of key information concerning our financial results for the first six months of our fiscal year ending May 31st,2007:

	Six Months Ended November 30,		Increase
	2006	2005	(Decrease)

Revenue	$198,697	$77,982	$120,715
			0
Cost of Sales	117,279	63,417	53,862
			0
Gross Profit	81,418	14,565	66,853
			0
Expenses			0
General and Administrative	195,095	228,781	(33,686)
Professional Fees	29,053	61,042	(31,989)
Officer Compensation	-	-	0
			0
Total Expenses	224,148	289,823	(65,675)
			0
Net Profit / (Loss)	$(142,730)	$(275,258)	$132,528

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

During the period covered by this report , on October 15, 2006, the Company issued 25,750 shares at $0.50 per share for a total amount of $12,872, in exchange for services. For additional information related to this issuance, please see Note 3 to the Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the six months ending November 30, 2006.

ITEM 5. OTHER INFORMATION

N/A

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: September 7, 2007	By:	/s/ Bruce Kirk
President and CEO
Title

Date: September 7, 2007	By:	/s/ Peggie-Ann Kirk
Chief Financial Officer
Title