Form 10QSB/A
period 2007-02-28
Tradeshow Marketing Co. Ltd.
filed 2007-09-21
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 1
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 19,149,033 shares of common stock, $.0001 par value per share, as of February 28, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

February 28, 2007

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Statements of Cash Flows
(unaudited)

	Nine Months Ended February 28,		Three Months Ended February 28,
	2007	2006	2007	2006

Operating Activities

Net Profit / (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Significant Non-Cash Transactions
Stock issued for service	62,875	30	50,000	(20)
Contributed Capital	14,141	18,096	-	-
Stock Cancelled	-	-	-	-
Stock Issued for Conversion of Debt	80,000	-	80,000	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	12,696	3,030	2,774	1,010
Foreign Currency Translation	(14,141)	(3,177)		2,974
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	(19,672)	(34,708)	(33,004)	(22,950)
(Increase)/Decrease in Accounts Receivable	(17,884)	(4,846)	2,133	17,847
(Increase)/Decrease in Other Assets	187	3,759	167	150
(Increase)/Decrease in Prepaid Expense	(17,960)	-	(17,960)	-
Increase/(Decrease) in Payables	(28,891)	8,122	16,763	25,067

Net Cash (Used) by Operating Activities	(167,694)	(281,496)	4,558	27,534

Investment Activities
Purchase of Network Infastructure	688	(25,875)	-	(25,875)
Equipment Purchase	1,357	(18,390)	-	(6,869)

Cash (Used) by Investment Activities	2,045	(44,265)	-	(32,744)

Financing Activities

Proceeds from Shareholder Loans	66,514	1,359	(71,502)	(1,160)
Proceeds/(Payments) - Equipment Financing	(5,115)	(2,274)	(2,098)	(726)
Proceeds from sale of Common Stock	188,500	302,716	178,500	58,980

Cash Provided by Financing Activities	249,899	301,801	104,900	57,094

Net Increase / (Decrease) in Cash	84,250	(23,960)	109,458	51,884

Cash, Beginning of Period	43,538	86,876	18,330	11,032

Cash, End of Period	$127,788	$62,916	$127,788	$62,916

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

	28-Feb- 06	31-May- 06
Equipment	$27,050	$32,387
Accumulated Depreciation	(5,331)	(3,582)
Equipment - Net	$21,719	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(11,610)	(9,736)
Vehicle - Net	$12,091	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(15,297)	(8,265)
Network Infrastructure - Net	$38,803	$43,763

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

February 28,	2007	2006

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(239,045)	$(271,802)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	18,136,177	17,640,886

Basic and Diluted Earnings/(Loss) Per Share	$(0.01)	$(0.02)

NOTE 3.	STOCKHOLDERS’ EQUITY

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

Following are the notes payable as of February 28, 2007 and May 31, 2006. The Current portion of vehicle loan is estimated using the $CDN payment times the 2006 average exchange rate to $US:

	28-Feb- 07	31-May- 06
Installment note on vehicle,
$537 ($CDN) payment for 60 months,
Annual interest rate at 7.39%	$13,438	$18,553
Less: Current Portion	(5,739)	(5,484)
Long-Term Portion	7,699	14,253

Demand note, non-interest,
Related Party	95,187	28,673

Notes Payable	$102,886	$41,742

A shareholder has provided operational financing to the company on an unsecured, non-interest bearing, demand note.

NOTE 5.	PROVISION FOR INCOME TAXES

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

Revenue
For the three months ended February 28, 2007 , revenues decreased by 22,494 compared to the three months ended February 28, 2006. The decrease was due to the fact that there were no sales in the Canadian market during the current fiscal year. During this period, management decided to focus its entire effort in the USA.

Cost of Sales & Gross Profit
For the three months ended February 28, 2007 ,cost of sales decreased by 31,553 compared to the three months ended February 28, 2006.The decrease reflects the lack of activity in the Canadian market and consequent reduction in Canadian purchases for resale as well as freight and courier charges to Canada.
For the three months ended February 28, 2007 gross profit increased by $9,059 compared to the three months ended February 28, 2006. This reflects the benefit of consolidating our efforts exclusively on the US market during this period of time.

Expenses
There was an increase o f $ 41,125 in general and administrative expenses for the third quarter of 2007  compared to the third quarter of 2006. ,Additional staff was hired for the Arizona stores ,and also employees were given incentives in the form of sales bonuses resulting in increased wages and employee benefits There was an increase of $67,705 for additional consulting fees connected  with legal accounting and franchise development fees.

Net Loss
Our net loss for the third quarter of 2007 was $96,315 compared to a gain of 3,456 for the third quarter  of 2006 . The loss is reflective of the increase in professional and consulting fees as well employee wages and benefits , which were deemed necessary by management in order to focus our sales and marketing efforts.

Results of Operations
First Nine Months ended February 28, 2007 compared to First Nine Months  ended February 28, 2006

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending May 31st ,2007:

	Nine Months Ended February 28,		Increase
	2007	2006	(Decrease)

Revenue	344,686	246,465	98,221

Cost of Sales	152,973	130,664	22,309

Gross Profit	191,713	115,801	75,912

Expenses
General and Administrative	331,173	323,734	7,439
Professional Fees	99,585	63,869	35,716
Officer Compensation	-	-

Total Expenses	430,758	387,603	43,155

Net Profit / (Loss)	(239,045)	(271,802)	32,757

Revenue
The company generated revenues of $ 344,686 from operations during the first nine months of the fiscal year ended May 31, 2007 compared to $ 246,465 for the same period in the previous fiscal year.

Cost of Sales & Gross Profit
For the nine months ended February 28, 2007 ,cost of sales increased by $22,309 compared to the nine months ended February 28, 2006.The increase reflects the additional purchase of stock and freight charges required to support the additional sales.

For the nine months ended February 28, 2007 gross profit increased by $75,912 compared to the nine months ended February 28, 2006. This reflects the benefit of our increase sales efforts.

Expenses
There was an increase of $7,439 in general and administrative expenses for the first nine months of May 31, 2007 2006 compared to the first nine months of May 31, 2006. This increase was comprised of advertising expenses in connection with promoting the web site to drive internet sale of products. There was an increase in professional fees of 35,716 connected with additional legal, accounting and franchise development fees.

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

No matters were submitted to the Company’s security holders for a vote during the period ended February 28, 2007.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: September 8, 2007	By:	/s/ Bruce Kirk
Bruce Kirk President and CEO

Date: September 8, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk Chief Financial Officer