Form 10KSB
period 2007-05-31
Tradeshow Marketing Co. Ltd.
filed 2007-09-21
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 [Missing Graphic Reference]

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

Commission File Number:   000-52075
_______________________

THE TRADESHOW MARKETING COMPANY, LTD.
(Name of Small Business Issuer in Its Charter)

Nevada	06-175-4875
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number

4550 East Cactus Road
Suite 220
Phoenix, AZ 85032
(800) 585-8762
 (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended May 31, 2007: $  434,512

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $_$4,000,000 as of May 31,  2007 based upon the average bid and asked price of the Company’s common stock on the Pink Sheets. 12Mil held by management and insiders and 8 million out there otherwise at .50 cents = $4Mil.

Number of shares of the Company’s common stock outstanding as of May 31, 2007 was:  20,342,533

Transitional Small Business Disclosure Format: Yes ☐ No ☒

The Tradeshow Marketing Company, Ltd.

Table of Contents

Forward-Looking Statements
PART I
Item 1.	Description of Business
The Company
Our Strategy
Competition
Trademarks
Government Regulation
Employees
Available Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors, Executive Officers and Corporate Governance
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “Tradeshow,” “we,” “us” and “our” are references to The Tradeshow Marketing Company, Ltd.

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-KSB (this “Report”), in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, for example competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect” “will,” “may,” “intent,” “plan,” “believe,” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of anticipated products, expenses, financial results or contingencies.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans or expectations. Forward-looking statements in this Report will be affected by the following factors: the ability of the Company to raise sufficient capital to finance its planned activities, the ability of the Company to satisfy its outstanding debt obligations and the Company’s ability to hire, manage and retain qualified personnel. The aforementioned factors do not represent an all inclusive list. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors, business strategies, the state of capital markets, regulatory conditions, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K to be filed throughout 2007 and 2008. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Description of Business

Overview

The Tradeshow Marketing Company, Ltd. was incorporated on December 3, 2003 under the laws of the State of Nevada. Tradeshow is a product development and consumer specialty retail company that markets and sells proprietary and private label products for the home and office environments. The Company was formed to market specialty products at trade shows, mall-based specialty product shops and kiosks.  The Company sells popular “as seen on TV” products, which are currently or have been advertised on TV. The products that the Company sells are functional have a broad appeal and retail at affordable price points.

Business Generally

The Company is a marketing and direct sales company focused on the development and distribution of a wide range of products for the home and office environments. The Company’s merchandise categories include specialty household, beauty and fitness, home and garden and small ticket electronics products. For the past twenty years, Tradeshow’s demonstration professionals and management have worked in the direct sales industry marketing a variety of products directly to consumers at trade shows, malls (kiosks), fairs and exhibitions throughout Canada and the United States.

Our professional sales staff has engaged in product demonstration, sales and marketing for trade shows, as well as training and consulting on “direct sell” retail and wholesale strategies for companies seeking to market their products directly to consumers. The venues that the Company uses for trade show demonstrations includes trade shows and annual exhibitions such as home, garden, boat and auto shows, as well as provincial, state and county fairs.

Prior to the formation of the Company, the two founding  principals of the Company, Bruce Kirk and Marion Huff worked in the direct sales industry as a partnership under the name “Kirk-Huff Marketing”.  Kirk-Huff Marketing was an unincorporated entity operating as an unregistered partnership.

Management plans to place emphasis on and to allocate financial and human resources to the development of our direct sales business. The Company plans to increase the amount of direct sales business that it presently transacts. The acquisition of two mall-based retail stores in Phoenix, Arizona, exemplifies our commitment to the growth of our product sales strategy (see “Current and Proposed Operations”, Sandstrom On TV Retail Stores, below).

Market Overview

Venues for the demonstration of direct sales include mall-based retail stores, kiosks and sales demonstrations at trade shows. There is an added advantage that arises from the Company’s tradeshow demonstration activity, as consumers who see products demonstrated and branded at these shows may make subsequent and additional product purchases from the Company’s mall based stores in Phoenix, Arizona, and the Company’s e-commerce website. The contents of this site are not incorporated into this filing. Further, the Company’s references to the URLs for these are intended to be inactive textual references only.

Tradeshow earns revenue directly from the sale of products that it sources from a number of different suppliers. To date, the Company has generated sales at trade shows, malls and other high traffic consumer venues, such as public fairs and exhibitions, as well as our e-commerce website.

Direct Sales at Tradeshows.

Over the past 20 years Tradeshow’s principals have appeared consistently, year after year, in trade shows, malls, fairs and exhibitions in cities throughout Canada and the United States, including trade shows in the following cities: Canada: Vancouver, Abbotsford, Victoria, Nanaimo, Calgary, Edmonton, Regina, Saskatoon, Winnipeg, Toronto: United States: Puyallup, WA, Tacoma, WA, Pomona, CA, Phoenix, AZ. The Company has consistently generated revenue by attending trade shows, malls, fairs and exhibitions in these markets and locales.

Management believes that Tradeshow enjoys two distinct competitive advantages. The first advantage is ability to penetrate local and national markets at the trade show level proving saleability of products and generating exposure for its brand. The second competitive advantage that Tradeshow is able to take advantage of relates to marketing, some of the innovative and contemporary products that Tradeshow offers at its retail store locations  are already advertised and branded “as seen on TV” through television infomercial advertising.

Many of the items that the Company features in its stores and at trade shows, malls (kiosks) fairs and exhibitions may be categorized as “as seen on TV” because they are currently advertised or have been advertised on TV. Examples of suppliers and the products that we sell include:

➢	Ontel Products: “as seen on TV” products that include the Swivel Sweeper, Glass Wizard and AB Master;
➢	American Direct (TriStar): product supplied includes the Lateral Thigh Trainer and Jack Lalanne’s Power Juicer;
➢	Cava Industries: supplies the Cold Heat Soldering Tool and Smart Spin containers;
➢	ITW Space Bags: supplies Space Bags for storage;
➢	Orange Glow International: suppliers of cleaning products OxiClean, Orange Glo, and Kaboom, among others;
➢	Overbreak: supplies toys that include Hover Disc, Hover Copter and Rainbow Art.

When possible and advantageous, Tradeshow works to secure territorial exclusivity for products that it sells. Notably, the absence of product exclusivity has not impaired past business performance because the Company merchandises and sells a broad selection of popular and contemporary products from multiple suppliers and wholesalers, thereby ensuring its ability to remain competitive. On occasion, suppliers will approach the Company to demonstrate and sell their products on their behalf.

Tradeshow also intends to sell its own private label products. In part, the Company plans to source products upon which they can affix their own label and market as a private label brand. Management believes that private label merchandise will strengthen the Company’s ability to brand and, hence, compete against retail competitors.

The Company also plans to increase the number of sales channels - that it employs. In doing so, the Company will continue to utilize the same successful direct sales strategy it has used, in the past, to develop these new sales channels. Tradeshow plans to develop these new sales channels, to increase sales in busy metropolitan markets within Canada and the continental United States (with a continued focus on those markets in Western Canada, Washington State California and Arizona, which the Company currently serves) with the intent to brand and sell the same type of products that it currently sells at tradeshow venues the Company also intends to offer franchised retail stores, increase internet sales and wholesale business
Our e-commerce website allows the Company to (1) target a broader customer base with lower price items; (2) promote sales and increase product branding through Internet advertising; (3) cross sell products featured in other sales channels.

Current and Proposed Operations

Sandstrom OnTV Retail Stores— A Current Operation.

Tradeshow owns and operates  two retail stores in Phoenix, Arizona called “As Seen On TV”. The two stores are located in the Arrowhead Mall and the Paradise Valley Mall in Phoenix. The store in the Arrowhead Mall has been operating as “As Seen On TV” since 1997 and the store in the Paradise Valley Mall as “As Seen On TV” since 1999.

The two stores that were acquired are “turnkey” and fully operational as both retail businesses are staffed (4 full-time employees) and open for business during regular mall hours. The approximate square footage for the Arrowhead Mall is 574 square feet and the Paradise Valley Mall is 536 square feet.

Tradeshow recently negotiated new  leases for both store locations. The leases are issued in the name of the company’s wholly owned subsidiary, Sandstrom On TV The Arrowhead Mall lease expires Dec  2009 (in the Company’s 2010 fiscal year) and Paradise Valley Mall lease expires Dec 2011 (in the Company’s 2012 fiscal year).
Name Change: Following the acquisition of the stores, Tradeshow changed the name of the two Phoenix stores to “Sandstrom On TV”. The Company’s Sandstrom OnTV stores feature the same unique and diverse mix of innovative consumer products that the Company demonstrates and sells at tradeshows.

www.ontvco.com Tradeshow’s e-Commerce Website —A Current Operation.

The Company has launched an e-Commerce website located at www.ontvco.com. The Company’s e-Commerce website features a mix of the consumer products that the Company sells at its trade show demonstrations and the products that the Company features in its land based retail stores. The e-Commerce website allows the Company to target a broader customer base and to complement our marketing and branding initiatives in the aforementioned cities where the Company operates stores and has attended trade shows, malls, fairs and exhibitions

Our e-Commerce website implements a broad array of scalable site management, search, customer interaction and distribution services systems that are intended to be used to display products, process customer orders and payments. These proposed services and systems use a combination of commercially available, licensed technologies, which have been customized and integrated to provide the platform for the online store. The Company has brought on Seattle based Internet Technologies specialist Luniel de Beer as the Company’s Chief Technical Officer .The Company obtains consulting, programming, service and support in respect of the development and hosting of its computer hardware and managing of its online stores.

Management believes that the breadth and depth of its online store’s product selection, together with the flexibility of the e-Commerce model will enable the Company to develop a significant, additional sales and marketing channel that will benefit the Company’s overall retail strategy. Unlike store-based retail formats, the Company’s online store is expected to provide it with significant flexibility with regard to the organization and presentation of product selection. To encourage purchases, management intends to feature exclusive online promotions, on a rotating basis, and to continually update merchandise recommendations. Management intends to actively create and maintain pages that are designed to highlight certain products and brands, including merchandising strategies that emphasize featured products, product bundling and special promotions.

Tradeshow’s online store is intended to provide convenient and useful services that enhance the shopping experience. The Company intends to strive to make its customers’ experience informative, efficient and intuitive by constantly updating and improving its store format and features. The Company’s online store intends to incorporate “point and click” options, supported by technical enhancements including easy-to-use search capabilities. These features are intended to make shopping at the store entertaining and informative and encourage purchases and repeat visits.

Sandstrom OnTV Corporate Stores and The Sandstrom Franchise Strategy- A Current Operation
On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises to operate retail stores under the tradename “Sandstrom OnTV.”
The acquisition of the two Sandstrom OnTV stores in Phoenix, AZ, marked the beginning of Tradeshow’s plan to (1) operate corporate stores and (2) to offer a franchised retail business on a ‘stand-alone” basis or as a bundle of franchised stores that are exclusive to a specific region. The Company’s two Sandstrom OnTV stores will serve as the model for its franchise retail offering.

Sandstrom store expansion plans: Desired locations for franchise stores include malls and highly visible, highly trafficked street addresses. Based on managements’ experience in the direct selling industry, extensive product and franchising knowledge, management believes that it can successfully implement a franchise expansion strategy for the Company’s store concept and sell franchise rights to its stores.

To implement our franchise concept and strategy, the company engaged Norm Friend, a franchising expert, to create an area franchising development strategy for the Company’s Sandstrom stores. Mr. Friend has written several books on franchising and wrote the Company’s manuals for franchise offerings. The manuals and the franchise plan were completed and submitted to the Company November 3, 2005.   Further on February 7, 2007 the Company announced Timothy J. McCarthy as Vice President of Franchise Development to move forward the progression of franchise development and sales.

About Franchising

Franchising is a popular and growing business model because it is an assembly of business relationships that allow people to share brand identification, a proven method of doing business and a successful marketing and distribution system. The advantage of franchising is that the franchisee’s assets are put into a proven business, allowing the franchisee to quickly start up their business, to develop a customer base faster, and to potentially experience profitability with less risk.

With a franchise business come pros and cons. The pros of the franchise are: (1) the business model is a based on a formula that can be demonstrated, (2) owner transition and training is available, and (3) it is possible to review past records and company history. The cons of franchises are: (1) purchase financing may be difficult to find and obtain; (2) there can be significant contractual obligations that may be difficult to meet; (3) it may be difficult to find the right franchise opportunity.

Private Label Brands – A Current Operation.

As a product development and consumer specialty retail company, our mandate is to develop proprietary and private label products that have mass appeal at popular price points. Initially, Tradeshow intends to market products that are readily available via the supply channels that it has used since the Company’s inception; the very same supply channels that management has developed over the past twenty years. Tradeshow intends to source products that it can affix “Sandstrom” labels to and distribute under the Sandstrom name, the brand name of the Company’s retail stores in Phoenix, AZ, to ensure better quality and higher profits for the Company.

Our philosophy is to sell products that are quality-manufactured to our specifications. To execute our planned strategy, we will engage the services of industry experts who can source and supply products that Tradeshow can market as “private label”, that is, products to which the Company can affix its own brand labels. The Company plans to utilize said “experts” to advise the Company about how to obtain the best combination of price and quality for the proposed private label branded products. The Company is currently investigating and qualifying the manufacturing details for a number of private label products that it intends to sell in the coming months.

The Company believes that addition of private label brands is a direct way to improve product offerings and increase bottom line revenues. Management believes that many organizations with business plans that are similar to the Company’s disregarded this important and potentially profitable strategy of the merchandising and direct sell process. Management believes that private label merchandise offers greater pricing power, which can be diminished by lower sales margins typically available from highly popular and competitively priced products.

On June 01st, 2006 The company announced the launch of its Smart Heat Sauna product a private label product, later on August 30th, 2006 the company announced the launch of its Infinity Flashlight product another private label product.  Both products are sold in the companies stores and on its website.

Marketing Plan

The Company’s product categories include specialty household, beauty and fitness, home and garden, and electronics products. These products are generally small ticket items, have universal appeal, are innovative and are desired by the target audience. Price points for our products typically start in the $50 range. Tradeshow’s average target demographic is in the $50,000 - $100,000 annual income range.

Since inception, Tradeshow has established a prominence in Western Canada, and a foothold in the US Pacific Northwest, California and Arizona, expanding its market reach via trade show demonstrations. In each of these markets, Tradeshow plans to market proprietary and private label products through the Company’s current and proposed sales channels. Tradeshow plans to source its own private label brands for distribution to improve product quality and to potentially generate higher profits for the Company.
Our marketing strategy is designed to help us to continue to establish our business in Western Canada, Washington State, California and Arizona, and to help us grow our consulting and marketing initiatives through the participation of businesses, large and small, which are based in these regional markets.

Part of Tradeshow’s strategy is to manage low cost, effective sales channels that can distribute product as efficiently as possible through the regional trade show marketplace, through its franchise stores, internet sales and via Direct Response Television, (informercials). This will be accomplished through establishing skilled executive managers to head up these channels and manage them effectively..

In conjunction with our Retail Stores,attendance at trade shows and fairs, we  increasingly employ the Internet to establish the Company’s brand,, increase sales, create greater awareness of our line of products and consulting services. Management’s objective is to grow the Company’s market position and expand its customer base through superior merchandising, targeted marketing and strong relationships with leading manufacturers, distributors and suppliers. We plan to increasingly use the Internet in the development and expansion of the Company’s business operations.

Our financially prudent, management intends to constantly expand brand name product offerings to create a brand driven destination for quality, unique products. Management believes that by offering a broader selection of private label, brand name products the Company may be better positioned to increase sales, encourage repeat purchases and expand its customer base.

Management will focus the Company’s branding campaign on selection, convenience, value, trust, service and brand products according to these features by employing targeted marketing created in house and through the efforts of Public Relations firms via media exposure resulting from Direct Response Television, (Informercials), magazine ads, Internet mail and direct mail. Management will also seek to provide leading manufacturers and distributors with a powerful new distribution channel that is consistent with their brand identity via the direct sales channel at trade shows , through its web site and in its franchise stores.

Tradeshow’s goal is to be the retailer of choice for leading manufacturers, distributors and suppliers. The Company strives to create, maintain and strengthen relationships with manufacturers and suppliers as it continues to increase the number of products that it offers. To this end, management continues to add new product categories, increase product selection, add new customers, promote repeat purchases and develop new sales opportunities. In addition, management continues to pursue new market opportunities by establishing strategic alliances via the acquisition of complementary businesses, products and technologies, in order to grow and strengthen their business.

Marketing Strategies

Management will continue to develop its targeted marketing and promotion strategy to build brand recognition in the US, increase customer traffic, promotion of new products, encourage repeat purchases and build strong customer loyalty. The Company’s marketing and promotional activities target customer demographics that are more likely to buy product its retail stores. These strategies include both offline (advertising in traditional media) and online (Internet based) advertising.

Management intends to establish agreements for targeted banner advertisements with major Internet content and service providers for the promotion of trade show activities and the Company’s e-Commerce website. We also intend to optimize our e-Commerce website with the latest search engine optimization (SEO) strategies to ensure top keyword positioning in popular search engines.

Also known as pay for performance or search advertising, pay per click advertising enables advertisers’ adverts to appear on a search engine’s “results pages”. The position of the adverts is decided on a bidding system with advertisers paying more to be positioned at the top of the page. The higher the bid per key word, the higher the ranking the Company can get on a page, which allows users to view product from our site more frequently. Payment is then made at this rate every time someone clicks on the link in the advert, when it takes them through to the advertiser’s website. In other words, you only pay if a person clicks on a link or banner and lands on your site.

Management plans to use direct marketing via the Internet to promote new customers acquisitions, product demonstrations and sales. Management will strive to deliver meaningful offers to customers via e-mail. In addition, management intends to publish an opt-in online newsletter delivered by e-mail to subscribers in which will highlight new product developments, special promotions, sales items and product promotions.

The Company proposes to brand its name worldwide using an innovative email technique. Viral marketing describes any strategy that encourages individuals to pass on a marketing message to others, creating the potential for exponential growth in the message’s exposure and influence. This strategy takes advantage of rapid multiplication to explode the message to thousands and possibly millions.

Tradeshow proposes to use affiliate partner marketing programs to attract traffic to its website. An affiliate is a person or entity that places a banner or text link on their site directing visitors to the Tradeshow website. As a visitor clicks-through, a cookie (a small text file containing the referring affiliate’s identification number assigned by Tradeshow) will be placed on the visitor’s browser. If the visitor purchases product or services from Tradeshow’s website, the ordering system and affiliate’s software work together to attach the referring affiliate’s identification number held in the cookie to the sale, and uses that information to credit the affiliate with the proper commission for the referral.

The Company employs offline advertising to promote both brand and specific merchandising opportunities. The Company’s plan is to continue to utilize cost effective forms of traditional offline advertising, including magazine advertising, television advertising and direct mail drops, to build brand recognition.

Editorial articles in magazines and newspapers that cater to the specialty retail consumer home, garden, boat and auto shows, state and county fairs, and annual exhibitions, can expose the Company to a wider audience.  The Company plans to use print media for advertising in local communities where target demographics are appropriate and demand for the type of products that the Company sells is strong.

The Company plans to use targeted mail lists and direct mail drops to advertise its services and products.

Competitive Business Conditions and Competitors

The direct sales market is new, rapidly evolving and intensely competitive. Management expects to face stiff competition in every product category. Barriers to entry are minimal and current and new competitors, who may have greater expertise and greater resources, can start competitive business operations at a relatively low cost.

Management potentially will compete with a variety of competitors, including the following:

➢	Traditional retailers of proprietary and private label products for the home and office environments, who may compete with both an online and offline presence;
➢
Manufacturers of proprietary and private label products for the home and office environments that decide to sell directly to end-customers, either through physical retail outlets or through an online store;

➢	Other online retailers proprietary and private label products for the home and office environments, including online service providers that feature shopping services; and
➢	The catalog, direct mail and multi-level marketing retailers of proprietary and private label products for the home and office environments.

There are two public companies that have built large and profitable companies in a market niche that is similar to Tradeshow’s. Tradeshow’s two leading competitors are Brookstone Inc. and Sharper Image.

Brookstone Inc.  Brookstone, Inc. (formerly BKST: NASDAQ) is a retailer that operates over 275 Brookstone brand stores nationwide and in Puerto Rico. Stores are typically located in high-traffic regional shopping malls, lifestyle centers and airports. The Company also operates three stores under the Gardeners Eden brand, and a Direct-Marketing business that consists of three catalog titles -- Brookstone, Hard-to-Find-Tools and Gardeners Eden.

The Sharper Image. Sharper Image (SHRP: NASDAQ) is a specialty retailer with over 180 Sharper Image specialty stores throughout the United States. The Company’s principal selling channels include; stores, a monthly catalog and its primary Website.  The Company also sells its products through its own online auction Website and an online Outlet store to help manage refurbished and close out inventory. The Company also has business-to-business sales teams for marketing its products for corporate incentive and reward programs.

Management believes that the following are the principal competitive factors in the Company’s proposed market: brand recognition; selection; convenience; order delivery performance; customer service; site features, content; price and quality.

Many potential competitors can devote substantially more resources to business development than can the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other competitors.

Certain of the Company’s competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than can the Company.

Given the fact that the Company has a limited operating history, many of the Company’s competitors have significantly greater experience in the retail of proprietary and private label products for the home and office environments.

The Company’s online competitors are particularly able to use the Internet as a marketing medium to reach significant numbers of potential customers. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of websites may direct customers to competitor sites.

Principal Suppliers

Tradeshow features over 150 products that it sources from a long list of suppliers and wholesalers. Tradeshow does not rely solely on one supplier or wholesaler to source our products. Rather, the Company sources product from many different suppliers. Our strategy is to purchase our products from many different name brand suppliers who manufacturer or contract out the manufacture of their own products to ensure quality and a wide variety of product choice. Examples of suppliers and the product that we sell include:

➢	Ontel Products: “As Seen On TV” products that include the Swivel Sweeper, Glass Wizard and AB Master;
➢	American Direct (TriStar): product supplied includes the Lateral Thigh Trainer and Jack Lalanne’s Power Juicer;
➢	Cava Industries: supplies the Cold Heat Soldering Tool and Smart Spin containers;
➢	ITW Space Bags: supplies Space Bags for storage;
➢	Orange Glow International: suppliers of cleaning products OxiClean, Orange Glo, and Kaboom, among others;
➢	Overbreak: supplies toys that include Hover Disc, Hover Copter and Rainbow Art.

Tradeshow has a history of selling products from these suppliers. Our objective is to continue to acquire products that are both contemporary and popular, via our network of wholesalers and exclusive distributors, and resell them at competitive prices with the intent to generate a profit.

The Company obtains its products from brand suppliers, and a network of distributors, manufacturers, brokers and wholesalers. Management’s efforts are ongoing to expand the number of direct relationships with manufacturers, suppliers, brokers, distributors and wholesalers in all relevant product categories.  The Company does not have written agreements in place with any distributors that guarantee a discount or pricing preference.

Although we source and buy product from more than one supplier, we still rely on a finite number of suppliers to make the products that we sell available to us, at our request and on relatively short notice. As such, our supply chain is potentially subject to disruptions, which could cause a cessation in our business. Delays and disruptions due to supply problems could impair our ability to satisfy customers, generate revenue and conduct our business.

Moreover, we do not have exclusive rights for the products that we sell and so we face competition across all categories and are potentially vulnerable to supply shortages that could result therefrom. Our inability to hold sole or exclusive distribution rights for our products could potentially lead to supply shortages of the products that we sell and could impair our ability to satisfy our customers, generate revenue and conduct our business.

Tradeshow does not directly manufacture any of the products that the Company sells. Because we generate our revenue from the sales of goods via direct sell marketing, we do not need to purchase raw materials for the manufacture of the products we sell. As such, we depend on our suppliers to stock the products that we sell.

Customers

As a specialty product branding and retail company, Tradeshow does not depend on one or a few major customers to sustain or grow its business. Tradeshow sells products to a growing and diversified range of clientele.  As such, Tradeshow is not sensitive to the loss of a few customers or any one specific customer; yet, the Company continually strives to establish strong customer relations and complete client satisfaction. As a part of its long-term business strategy, the Company plans to execute a comprehensive marketing and sales strategy so that it may continue to add to build its client base and grow revenues. (see “Marketing Strategy” above).

We acknowledge that our success is substantially dependent on the establishment of new customers and the growth of our customer base. Accordingly, we recognize that our ability to attract new customers will depend on a variety of factors, including the quality and affordability of the products and services we offer, as well as our ability to effectively market our products and services. If we fail to increase our customer base and generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed.

Trademarks, Copyrights, Patents

All source materials on Tradeshow’s planned Internet e-commerce website will be copyrighted content. Unauthorized use of the content found on Trade Show’s website is prohibited.

The Company recognizes that the legal protection afforded by a copyright or registered trademark is limited. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results.

Management has engaged trademark, copyright and patent experts and attorneys regarding products it intends to develop, but is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues of its Internet operations. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for the Company’s services or its cost of doing business may increase as a result of litigation costs or increased service delivery costs. (See additional “Risk Factors” factors below)

Governmental Approval

At present, Tradeshow does not need to obtain governmental approval to market and sell products, including the Company’s plan to sell products at tradeshows, mall and over the Internet. Trade show marketing and sales, and e-Commerce and Internet retail is not a government regulated industry, but is subject to the laws and regulations generally applicable to businesses and directly applicable to offline and online commerce. Notably, Tradeshow promotes best practices and ethical business conduct in relation to the Company’s corporate culture and its day-to-day operations.

Tradeshow is not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally and directly applicable to businesses and online commerce. However, when the Company initiates sales via its e-Commerce Internet site, and as Internet use gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet, which may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws.

Management does not contemplate providing personal information regarding the Company’s customers to third parties. However, the adoption of additional consumer protection laws could create uncertainty in Web usage and reduce the demand for the Company’s products and services.

Management is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for the Company’s services or its cost of doing business may increase as a result of litigation costs or increased service delivery costs.

In addition, because the Company’s services are intended to be made available over the Internet in multiple states and foreign countries, other jurisdictions may claim that the Company is required to qualify to do business in that state or foreign country. The Company’s failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper the Company’s ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the business could have a material adverse effect on the business, results of operations and financial condition.

Business Development Costs

Management intends to recoup business development costs over the normal course of future business activity.

Compliance with Environmental Laws

Tradeshow is not impacted by the costs and effects of compliance with environmental laws, other than the laws and regulations generally applicable to businesses. Tradeshow operates with a high level of respect for and promotes the protection of the environment, and is not aware of circumstances that would create any significant financial responsibility for environmental matters.

Employees

We do not expect significant changes in the number of people we employ over the next twelve months. The Company currently has 7 full-time employees who work in the Company’s office in Scottsdale Arizona and  two retail stores in Phoenix, Arizona, and 4 full-time consultants. The Company plans to hire additional staff, on an as needed basis, in the event that the Company acquires additional corporate owned retail stores. However, in the event that we do not acquire additional corporate stores, then we will not be hiring additional employees. The Company plans to hire individuals on a consultancy basis to oversee the Company’s Sandstrom franchise operations, on an as needed basis, provided the level of sales of franchises warrants the hire of consultants. Franchisees will be responsible for the hire of their own sales staff.

Reports to Security Holders

We are not currently required to deliver an annual report to security holders.  None will be provided until such time as one is required.

The Company has not previously filed reports with the Securities and Exchange Commission, nor with any other securities regulator.

Copies of this, and all future reporting materials filed with the SEC may be obtained at the SEC’s Public at 100 F Street, N.E., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Company intends to be an electronic filer and as such, all items filed by the Company are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov. The contents of these are not incorporated into this filing. Further, the Company’s references to the URLs for these are intended to be inactive textual references only.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Risk Factors

The Company has a limited operating history upon which to base an evaluation of the business and prospects. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets, including online commerce. As a result of our limited operating history, it is difficult to accurately forecast net sales and management has limited historical financial data upon which to base planned operating expenses. Management based our current and future expense levels on operating plans and estimates of future net sales. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders received, which is uncertain. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause potential losses from operations for a given period to be greater than expected.

FUTURE LOSSES AND NEGATIVE CASH FLOW MAY OCCUR, WHICH MAY LIMIT OR DELAY THE ABILITY TO BECOME PROFITABLE.

Since incorporation, the Company has expended resources on technology, website development, hiring of personnel and startup costs. Because the Company expects to incur additional costs and expenses related to: brand development, marketing and other promotional activities; the expansion of fulfillment operations, which includes supply procurement, order receipt, packaging and shipment; the continued development of the website, systems and staff; the expansion of product offerings and website content; and development of relationships with strategic business partners. The Company’s ability to be profitable depends on its ability to generate sufficient net sales while maintaining reasonable expense levels. The Company cannot be certain that it will be able to sustain net sales at the level required to achieve profitability on a quarterly or annual basis in the future.

FLUCTUATIONS IN NET SALES CAN CAUSE QUARTERLY RESULTS TO FLUCTUATE AND COULD CAUSE ANNUAL RESULTS TO BE BELOW EXPECTATIONS.

A number of factors will cause gross margins to fluctuate in future periods, including the combinations of products sold, marketing and supply decisions, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce gross margins in future periods. Management expects to experience fluctuations in net sales that will cause quarterly fluctuations in operating results. Due to the fact that the Company has a limited operating history, it is always difficult to predict the future sales patterns. If net sales are below expectations during any given quarter, annual operating results could be below the expectations of securities analysts and investors. In the event this occurs, the trading price of the common stock may decline significantly.

INABILITY TO OBTAIN SUFFICIENT QUANTITIES OF KEY PRODUCTS, NET SALES COULD DECREASE.

If the Company is not able to offer its customers a sufficient supply and selection of products in a timely manner, it could lose customers and net sales could be below expectations. Success depends on the ability to purchase products in sufficient quantities at competitive prices. As is common in the industry, the Company expects not to have long-term or exclusive arrangements with any manufacturer, distributor or broker that guarantee the availability of products for resale. From time to time, the Company may have trouble obtaining sufficient allocations of key products. In addition, key suppliers may have established and may expand their own retailing efforts, which may impact the ability to get sufficient product allocations from suppliers. Therefore, there is no predictable or guaranteed supply of products.

OUR ABILITY TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

The tradeshow industry is new, rapidly evolving and intensely competitive. Management expects competition to intensify in the future because barriers to entry are low, and current and new competitors can enter the market at a relatively low cost and with little difficulty. Increased competition is likely to result in price pressure, reduced gross margins and loss of market share, any of which could seriously harm net sales and operating results. The Company potentially competes with a variety of other companies, including: traditional retailers, which may compete with both an online and offline presence.

Many of the competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than does the Company. Many of these current and potential competitors can devote substantially more resources to marketing, merchandising and systems development than can the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors.

INABILITY TO BUILD AWARENESS OF THE COMPANY’S BRAND MAY PROHIBIT THE COMPANY FROM COMPETING EFFECTIVELY AGAINST COMPETITORS WHO HAVE GREATER NAME RECOGNITION AND SALES COULD BE ADVERSELY AFFECTED.

If the Company is unable to economically achieve or promote and maintain its brand, its business, results of operations and financial condition could suffer. Management believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brand will depend largely on the Company’s success in increasing its customer base. If the leading brands do not perceive the Company as an effective marketing and sales channel for their merchandise, or consumers do not perceive the Company as offering a desirable way to purchase merchandise, the Company may be unsuccessful in promoting and maintaining its brand. Furthermore, in order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to gradually increase the Company’s marketing and advertising budgets and otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers.

INTELLECTUAL PROPERTY CLAIMS AGAINST THE COMPANY CAN BE COSTLY AND COULD IMPAIR BUSINESS.

Other parties may assert infringement or unfair competition claims against the Company in the event the Company unintentionally sells a product that is a “knock off” (an unauthorized copy or imitation of a product) or manufactures a private label product, and unintentionally infringes on the intellectual property of another company, organization or individual. Management cannot predict whether we will do so, or whether any future assertions or prosecutions will harm the business. If the Company is forced to defend against any infringement claims, whether they are with or without merit or are determined in the Company’s favor, then the Company may face costly litigation, diversion of technical and management personnel, or product shipment delays. Further, the outcome of a dispute may be that management would need to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to management, or may just be unavailable.

Our policy is to ensure that all of the products that we sell are original and do not infringe on a copyright or a trademark. We will not knowingly sell an unauthorized copy or imitation of a product. Despite our efforts and diligence, there is a possibility that we may unknowingly, unwittingly and unintentionally feature and sell a product that infringes on a copyright or patent. Management cannot predict whether we will do so, or whether any future assertions or prosecutions will harm the business.

IF THE PROTECTION OF PROPOSED TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, BRAND AND REPUTATION COULD BE IMPAIRED AND CUSTOMERS COULD BE LOST.

The Company intends to take steps to protect proprietary rights, which steps may be inadequate. Management regards copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. The Company intends to rely heavily on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect proprietary rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company intends to sell its products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, the Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of intended trademarks and other proprietary rights.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR A FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OPERATIONS AND RESULT IN LOSS OF NET SALES.

The Company’s future performance will depend on the continued services of its management and key personnel and the ability to attract additional management and key personnel. The loss of the services of one or more of the key personnel could seriously interrupt business. Management depends on the continued services and performance of the senior management and other key personnel. The future success also depends upon the continued service of the executive officers and other key sales, marketing and support personnel.

OUR DEPENDENCE ON INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ONLINE COMMERCE.

The Company’s future revenues substantially depend upon the increased acceptance and use of the Internet and other online services as a medium of commerce. Rapid growth in the use of the Internet and online commerce is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt, and/or continue to use, the Internet and online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally.

The Company’s business, financial condition and results of operations would be seriously harmed if: use of the Internet and other online services does not continue to increase or increases more slowly than expected; the infrastructure for the Internet and the Company’s systems infrastructure does not effectively support expansion that may occur; the Internet and other online services do continue to be a viable commercial marketplace; or traffic to the website decreases or fails to increase as expected or if management spends more than was expected to attract visitors to the website.

REQUIREMENTS TO CHANGE THE MANNER IN WHICH THE COMPANY CONDUCTS BUSINESS IF GOVERNMENT REGULATION INCREASES.

The adoption or modification of laws or regulations relating to the Internet could adversely affect the manner in which the Company proposes to conduct its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on the Company. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress has enacted Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. Laws regulating the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, and taxation apply to the Internet.

In order to comply with new laws regulating online commerce, the Company may need to modify the manner in which it proposes to do business, which may result in additional expenses. For instance, new laws may require that the Company modify or change the way it represents and/or advertises products on its e-commerce web site to comply with the applicable new laws. The Company may need to spend time and money revising the process by which it intends to fulfill customer orders to ensure that each shipment complies with the applicable new laws. The Company may need to hire additional personnel to monitor compliance with the applicable new laws. The Company may also need to modify its software to further protect customers’ personal information.

LIABILITY FOR THE INTERNET CONTENT THAT IS PUBLISHED.

As a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that it publishes or distributes. If the Company faces liability, then its reputation and its business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online companies. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content. Although the Company intends to carry general liability insurance, such insurance may not cover claims of these types. The Company cannot be certain that it will be able to obtain insurance to cover the claims on reasonable terms or that it will be adequate to indemnify the management or the Company for all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of insurance coverage could harm the business. in the event the Company unintentionally uses a registered name or other copyrighted or trademarked material, such as the unauthorized or unintentional duplication of content.

INABILITY TO MEET FUTURE CAPITAL REQUIREMENTS.

The Company cannot be certain that additional financing will be available on favorable terms when required, or at all. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the common stock and those stockholders may experience additional dilution. Management currently anticipates that the private financing done to date, together with expected revenues, will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next 12 months. After that, the Company may need to raise additional funds.

THE COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

The market price for the Company’s common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond the Company’s control: actual or anticipated variations in the quarterly operating results; announcements of technological innovations or new products or services by the Company or its competitors; changes in financial estimates by securities analysts; conditions or trends in the Internet and/or online commerce industries; changes in the economic performance and/or market valuations of other online commerce or retail companies; announcements by management or competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; and potential litigation.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

DUE TO STOCK PRICE VOLATILITY, THE COMPANY COULD FACE A SECURITIES CLASS ACTION LAWSUIT.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If the Company was sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and would cause the stock price to fall.

The decision to pay dividends, if any, will be at the discretion of the Company’s Board of Directors.

YOU MAY HAVE TO LOOK TO PRICE APPRECIATION ALONE FOR ANY RETURN ON YOUR INVESTMENT.

Some investors favor companies that pay dividends, particularly in general downturns in the stock market.  We have not declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth, and we have no immediate plans at this time to pay a dividend. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. All of our revenue and capital spending is transacted in U.S. and Canadian dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. and Canadian dollars. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Shares of our common stock may be “penny stocks”. Risks Associated with Penny Stock Classification: The Company’s stock is subject to “penny stock” rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which (i) contained a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contained a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities’ laws; (iii) contained a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in penny stock, the customer (i) with bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) month account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company’s securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

Item 2.    Description of Properties

The Company’s head office is located at 4550 East Cactus Rd, Suite 220 Phoenix, Arizona where the Company also operates one of its retail Sandstrom On TV stores.  The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future.

Tradeshow recently acquired the assets and sub-leases of two “As Seen On TV” retail stores in Phoenix, Arizona. The Company changed the name of the stores to Sandstrom OnTV.

The aggregate monthly payment for both leases is $ $9,830 or $117,969 per year.  The lease on the Paradise Valley store expires in December 2009, and the lease on the Arrowhead store expires in December 2011. The Company also leases office space in the Scottsdale Airpark. The monthly payment is $5,432 or $65,184 per year. The office lease expires in February 2010 with an option for a 2 year renewal. The Company’s wholly owned subsidiary, Sandstrom ONTV Company, is the named tenant on each of such leases.

Item 3.    Legal Proceedings

We are not currently involved in any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

Our common stock has been traded in the United States on the National Quotation Bureau, commonly referred to as the “Pink Sheets” under the symbol “TSHO” since November 2004.  The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the National Quotation Bureau ("Pink Sheets").  The prices in the table may not represent actual transactions.

	Bid
Quarter	High	Low
2004
November- 2004	$0.15	$0.12
2005
Dec - Feb 2005	$0.15	$0.097
Mar - May 2005	$0.49	$0.13
Jun - Aug 2005	$0.50	$0.25
Sept – Nov 2005	$0.50	$0.32
2006
Dec - Feb 2006	$0.45	$0.28
Mar - May 2006	$0.43	$0.19
Jun - Aug 2006	$0.24	$0.20
Sept – Nov 2006	$0.24	$0.12
2007 Fiscal Year
Dec - Feb	$0.38	$0.20
Mar - May	$0.74	$0.28

                                 * Trading commenced November 2004

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Nature of Business

The Tradeshow Marketing Company commenced business operations on December 03, 2003. Over the past twenty years, Tradeshow’s management team and demonstration professionals have worked in the direct sales industry, directly marketing a variety of products to consumers at trade shows, malls, fairs and exhibitions throughout Canada and the United States. The Company’s product categories include specialty household, beauty and fitness, home and garden and electronics products. The products we retail are generally small ticket items, are innovative, and desired by the target audience. Price points for our products typically start in the $50 range and our target demographic is in the $50,000 - $100,000 annual income range.

Products from various suppliers that we have sold in the past include:

➢	Ontel Products: “As Seen On TV” products that include the Swivel Sweeper, Glass Wizard and AB Master;
➢	American Direct (TriStar): product supplied includes the Lateral Thigh Trainer and Jack Lalanne’s Power Juicer;
➢	Cava Industries: supplies the Cold Heat Soldering Tool and Smart Spin containers;
➢	ITW Space Bags: supplies Space Bags for storage;
➢	Orange Glow International: suppliers of cleaning products OxiClean, Orange Glo, and Kaboom, among others; and,
➢	Overbreak: supplies toys that include Hover Disc, Hover Copter and Rainbow Art.

Sales volumes for products fluctuate. No one particular product represents a material portion of our revenues for the entire fiscal year. Rather, annual gross sales are derived from numerous products, with eight to ten feature products, on average, being the biggest sellers.

For the period ended May 31, 2007 the bulk of our sales revenue (79%) came from our retail stores. Our Internet sales commenced in February 2006 and have experienced moderate growth, comprising 11% of total sales for the 4 month period from Feb 1, 2006 to May 31, 2006. Sales from tradeshows have remained fairly similar to the previous year and comprised 10% of total sales for 2006.

Measures taken to Build Infrastructure.

To date, the Company has sold product at a number of venues that includes trade shows, malls (kiosks) fairs, exhibitions in the following cities: Canada: Vancouver, Abbotsford, Victoria, Nanaimo (includes mall kiosks), Calgary, Edmonton, Regina, Saskatoon, Winnipeg, Toronto (every second year); United States: Puyallup, WA, Tacoma, WA, Pomona, CA, Phoenix AZ.

On July 20, 2005, Tradeshow acquired the assets and sub-leases of two retail stores in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona. Following the acquisition, the Company changed the name of the two stores to “Sandstrom OnTV”. The Company’s Sandstrom OnTV stores feature a unique and diverse mix of innovative consumer products, which includes the same merchandise that the Company demonstrates and sells at tradeshow venues, and on the company website.

Acquisition of Productive Assets.

The acquisition of the two retail stores was an acquisition of productive assets, as the Company purchased the assets of, and assumed the  leases for, both retail businesses. The Company also received the rights to use the “As Seen On TV” trade name for the stores, but has decided to use the name Sandstrom OnTV” instead. The Company acquired $30,149 dollars of inventory and equipment in the acquisition. The assets acquired included an inventory of “as seen on TV” like products valued at the time of the transaction at $20,149 (based on the products wholesale prices; the retail value is approximately double that figure), and store fixtures, such as shelving, displays casing video surveillance equipment, computers, a cash register and a credit card machine, the value of which was deemed to be $10,000.

Currently, each store is fully operational and is open for business during regular mall hours. Both stores are staffed. There are Seven full-time employees (as at August 2007).

The approximate square footage of each store is 530 sq feet.

The Company has two operating leases for retail outlets located in the Arrowhead and Paradise Valley Malls, Arizona with aggregate monthly payment of $9,830 or $117,969 per year. The lease on Paradise Valley store expires in December 2009, and the lease on Arrowhead store expires in December 2011. The numbers shown below assume that the Company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$117,969	$117,969	117,969	117,969	$117,969

The Arrowhead Mall lease expires Dec 2009 (in the Company’s 2010 fiscal year) and Paradise Valley Mall lease expires Dec 2011(in the Company’s  2012 fiscal year).

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

Revenue recognition. We recognize revenue at the point of sale at our retail stores, at our trade shows and over the Internet. We do not carry any accounts receivable and all sales are final. No warranties are expressed or offered on any goods except that of the manufacturer, which they support directly.

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

Stock Based Compensation. The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

Operations for the Next Twelve Months

The two mall-based stores in Phoenix, AZ, may bolster the Company’s potential ability to generate revenue, as the stores share synergies with Tradeshow’s overall business model and revenue objectives; and (2) each store location is a turnkey operation in trafficked malls that are open seven days a week. In addition, the Company changed the name of the stores, with the intention to (1) reflect a change in ownership and management; (2) to establish the “Sandstrom” name as a recognizable retail destination and a proprietary private label brand; and (3) to establish a platform from which to launch its franchise concept.

Sandstrom OnTV Corporate Stores and the Sandstrom Franchise model.

The two Sandstrom stores in Phoenix, AZ, marks the beginning of Tradeshow’s plan to (1) operate corporate stores and (2) to offer a franchised retail business on a “stand-alone” basis or as a bundle of franchised stores that are exclusive to a specific region or territory. The Company’s two Sandstrom stores will serve as the model for its franchise retail offering. Management plans to streamline the operating procedures of the existing Phoenix stores, as well as to improve the look and feel of these stores, as they will serve as a model for future franchisees.  Management has bundled and offers the rights to multiple store franchises based on territorial exclusivity.

To implement our franchise concept and strategy, we engaged Norm Friend, a franchising expert, to create an area franchising development strategy for the Company’s Sandstrom stores. Mr. Friend has written several books on franchising and wrote the Company’s manuals for franchise offerings. The manuals and the franchise plan were completed and submitted to the Company November 3, 2005.  Although Mr. Friend still serves on the board of directors and offers his valuable input on February 07, 2007 the company announced Mr. Tim McCarthy as VP of franchise sales Tim's proven expertise in franchise development, specialty retail, training and sales will enable the Companyto move  forward decisively in its  franchising efforts."

Additionally, over the next twelve months, the Company will continue to introduce and sell a diverse mix of innovative merchandise directly to consumers through tradeshows, its mall based  retail stotes, and via internet sales.
The Company has developed an e-Commerce website so that it may offer the latest products to consumers online, promote the Company’s sales channels, and increase its marketing reach. The Company’s e-Commerce website features the same products that the Company demonstrates at trade shows and in its mall-based retail stores.

The Company has sufficient cash on hand to finance operations for the next twelve months. Management anticipates that it may raise additional capital, ad hoc, from individuals who are keen to invest in the Company. Management will use any funds raised to execute and fulfill the business objectives as outlined above, namely, for franchise development and expansion, for the possible addition of corporate stores, and for the further development of the Company’s e-commerce website.

The combination of existing cash, expected revenues and possible debt and/or equity financing, is intended to provide the Company with sufficient operating capital for the coming twelve months, to May 31, 2008. In the event that management does raise additional capital, it will do so through the issuance of additional financings via private placements and/or related party advances. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution for our stockholders. There can be no assurance that additional funding will be available on favorable terms. If adequate funds are not available within the next twelve months, we may be required to further curtail or suspend operations. In the alternative, we may seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

RESULTS OF OPERATIONS

A summary of our operating results is presented below. This discussion includes our results presented on the basis required by Generally Accepted Accounting Principles.

	Year ended May 31
	2007	2006
Percentage of Total Revenues
Revenues:
Net store sales	85%	79%
Net Internet sales	15	11
Net Tradeshow Sales	0	10
Total Revenues	100%	100%
Costs and Expenses:
Cost of products	53.1	56.1
General and Administrative	138	100.1
Professional Fees	35	36.1
Officer Compensation	-	6.7
Other Income	-	2.8
Loss before income tax benefit	(125.1)	(96.2)
Income tax benefit	-	-
Net loss	(125.1)%	(96.2)%

The following table sets forth the components of total revenues for the periods indicated.
	For year ended May 31
	2007	2006
Revenues
Net store sales	$366,336	$290,284
Net internet sales	68,176	38,500
Net tradeshow sales	-	36,779

Total Revenues	$434,512	$365,563

Revenues

The following discussion is based on our consolidated financial statements:

For the fiscal year that began on May 31, 2006 and ended on May 31, 2007, we generated revenue of $434,512, an increase of 18.8% over the previous fiscal year. Contributing greatly to the increase of sales has been the continued operation of the stores and our website.  For fiscal 2007, there were no direct sales from home and tradeshows. This is a decrease of $36,779 or 100% for fiscal 2007 from fiscal 2006. This decrease was due primarily to a decision not to attend any  shows, as sales efforts were being focused on the retail and internet channels.  For fiscal 2007, 85% of the total sales was generated by sales from the retail outlets. In fiscal 2006, the stores generated 79% of total sales. For fiscal 2007, Internet sales from our website, which was launched on December 23, 2005, comprised 15% of total sales revenue , an increase of 4% over the previous year. Approximately, 95% of internet sales was of two products- The Blendy Pens and The Smart Heat Saunas.

Cost of products for fiscal 2007 increased $25,696, or 12.5%, from fiscal 2006. This increase is due to purchase of products for re-sale through our Internet and retail distribution channels. For fiscal 2007, the gross margin rate for each one of the three distribution channels is approximately 47%.  For fiscal 2006, the gross margin rate for the tradeshow channel was approximately 44.0%. The decrease in the gross margin rate was a result of a combination of higher unit costs for certain products, increases in promotional activities and product markdowns. Tradeshows are not expected to generate significant revenues and should remain a small portion of sales revenues as they are primarily used as a channel to prove salability and develop out product demonstration scripts.  Even with limited operational history, management anticipates that Store Sales and franchise sales should continue to be one of the largest and most consistent portions of revenue.  Growth in Internet Sales has convinced management to seriously consider investing further in developing out this sales channel, although management will not pursue this until there is a product that is worthy of being promoted in concert with a direct response television marketing effort.  Management has not yet experienced sales revenues from the Wholesale or Direct Response Television channels. A concerted investment effort will be made once management feels they have the right product to promote via these channels.

For each of the fiscal years ended May 31, 2006 and May 31, 2007, we recognized losses from operations. Net loss from operations for the twelve months ended May 31, 2006 was $361,973. Net loss from operation for the twelve months ended May 31, 2007, was $564,571.  The increase in operating loss of $184,598 between the fiscal years ended in May 31, 2006 and May 31, 2007 was due to increased general and administrative expenses of $184,598 and increased professional expenses of $18,674. For the twelve month period that ended May 31, 2007, there was no officer compensation. For the twelve month period that ended May 31, 2006, officer compensation was$ 24,500. As a measure to conserve cash for the fiscal years ended May 31, 2006 and May 31, 2007, the Company chose to increase the payment to executives in stock and to decrease the payment in cash.

General, administrative and professional expenses for fiscal 2007 increased to $750,318 in 2007 from $522,467 in 2006. The increase in operating loss of $184,598 between the fiscal years ended in May 31, 2006 and May 31, 2007 was due to increased general and administrative expenses of $233,677. The general and administrative fees of $599,654 include operating expenses including facility rental and payroll expense for operation of the retail stores and subcontract fees for investor relations purposes. The professional fees of $150,664 include  accounting and legal resulting from Sarbanes-Oxley compliance and also web development consulting fees.

As at May 31, 2006, we had $43,538 in cash. On May 31, 2007, we had $132,815 in cash, representing a year over year increase of $89,277 or 205%. At May 31, 2006, we had total current assets of $79,974 that consisted of cash, cash equivalents and inventory, and total current liabilities of $80,580 with total current assets exceeding total current liabilities by $606. At May 31, 2007, we had total current assets of $195,758 and total current liabilities of $122,579 with total current assets exceeding total current liabilities by $73,179. The increase in current liabilities for the twelve-month period ended May 31, 2007 was due to an increase in the shareholder loan of $60,145 over the previous fiscal year . The accounts payable decreased by  $18,146 over the previous fiscal year.

Cash received from financing for the fiscal year ended May 31, 2006, was $238414. For the fiscal year, which ended on May 31, 2007 cash received from financing was $493,640. Cash utilized in operations for the fiscal year that ended on May 31, 2006 was $212,735. Cash utilized in operations for the fiscal year, which ended on May 31, 2007, was $392,032 an increase of $179,297 which was due to increases in general and administrative services as well as consulting and professional services. As at May 31, 2007, the Company had an ending cash balance of $132,815.

Capital Structure and Financings

Common Stock

The Company is authorized to issue 50,000,000 common shares with a $0.0001 par value.

On May 31, 2007, the Company had approximately 20,342,533 shares outstanding. To date, our principal capital resources have been acquired through a combination of short-term debt and the issuance of capital stock.

Basis of Presentation

The accompanying financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below. We are currently recognizing revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained a loss in the periods ended May 31, 2006 and May 31, 2005. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management will continue to seek funding, primarily on an ad hoc basis, from its shareholders and other qualified investors to pursue its business plan of developing and selling franchise outlets.

Our independent auditors have issued a going concern opinion on our consolidated financial statements that raises substantial doubt about our ability to continue as a going concern.

We have not been profitable and have experienced negative cash flow from our operations due to our on-going investment in development efforts and expenditures to build the appropriate infrastructure to support our growth. Consequently, we have been dependent on private placements of equity to fund cash requirements.

Off-Balance Sheet Arrangement

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this interpretation will have an impact on our consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As we have no plans covered by this standard, it will have no effect on our consolidated financial statements.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. We have not determined the impact this standard will have on our consolidated operating results or financial position upon adoption.

Item 7.    Financial Statements.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tradeshow Marketing Company Ltd
(A Development Stage Company)

We have audited the accompanying balance sheet of Tradeshow Marketing Company Ltd as of May 31, 2007, and the related statements of operations, stockholders’ equity and cash flows from inception December 3, 2003 through May 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradeshow Marketing Company Ltd as of May 31, 2007 and the results of its operations and its cash flows from inception December 31, 2003 through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has accumulated a total loss of $996,543 since inception, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TRADESHOW MARKETING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2007	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$132,815	$43,538
Accounts Receivable	9,257	-
Prepaid Expenses	17,645	-
Inventory	36,041	36,436

Total Current Assets	195,758	79,974

Long Term Assets
Equipment – Net	31,877	28,805
Vehicles – Net	8,426	14,305
Network Infrastructure & Software	33,704	43,763
Other Assets	7,553	3,673

Total Long Term Assets	81,560	90,546

Total Assets	$277,318	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$28,277	$46,423
Shareholder Loan - Related Party	88,818	28,673
Current Portion - Vehicle Loan	5,484	5,484

Total Current Liabilities	122,579	80,580

Vehicle Loan	6,564	13,069

Total Liabilities	129,143	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on May 31,
2007 and May 31, 2006 is 20,342,533
and 17,869,283 respectively	2,037	1,789
Paid in Capital	1,142,681	510,913
Subscription Receivable	-	-
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(996,543)	(449,972)

Total Stockholders' Equity	148,175	76,871

Total Liabilities and Stockholders' Equity	$277,318	$170,520

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING CO LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2007	2006

Revenue	$434,512	$365,563

Cost of Sales	230,765	205,069

Gross Profit	203,747	160,494

Expenses
General and Administrative	599,654	365,977
Professional Fees	150,664	131,990
Officer Compensation	-	24,500

Total Expenses	750,318	522,467

Net Profit / (Loss)	$(546,571)	$(361,973)

Other Comprehensive Income / (Loss)
Currency Translation	-	10,414

Comprehensive Income	$(546,571)	$(351,559)

Basic and Diluted
(Loss) per Share	$(0.03)	$(0.02)

Weighted Average
Number of Shares	18,398,557	17,640,886

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING CO LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 5, 2003 (inception) to May 31, 2007

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity
Shares Issued to Founders
at $0.0001 per share	51,000,000	$5,100	$4,900	$-	$-	$-	$10,000
Deposits received for
stock subscriptions				89,264			89,264
Currency Translation					1,115		1,115

Net Loss						(29,058)	(29,058)

Balance, May 31, 2004	51,000,000	5,100	4,900	89,264	1,115	(29,058)	71,321

Shares Issued for Cash at
$0.15 per share	666,667	67	99,933	(89,264)			10,736
Shares Issued for Cash at
$0.001 per share	5,300,000	530	4,470				5,000
Founders Shares Cancelled	(41,000,000)	(4,100)	4,100				-
Shares Issued for Services
at $0.35 per share	38,592	4	13,503				13,507
Shares Issued for Cash and
subscriptions receivable
at $0.15 per share	746,704	75	111,930	(87,527)			24,478

Currency Translation					2,612		2,612

Net (Loss)						(58,941)	(58,941)

Balance, May 31, 2005	16,751,963	1,676	238,836	(87,527)	3,727	(87,999)	68,713

Cash Received on
Subscription Receivable				87,527			87,527
Shares Issued for Cash for
$0.15 per share	291,400	29	43,681				43,710
Shares issued for Acqusition
at $1.00 per share	15,000	2	14,998				15,000
Shares Issued for Cash for
$0.25 per share	420,000	42	104,958				105,000
Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500
Shares Issued for Cash at
$0.25 per share	275,920	28	68,952				68,980
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-
Currency Translation					10,414		10,414

Net (Loss)						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares issued for Services
at $0.50 per share	25,750	3	12,872				12,875
Shares issued for Services
at $0.25 per share	200,000	20	49,980				50,000
Shares issued for Cash
at $0.25 per share	714,000	71	178,429				178,500
Shares issued for Conversion
of Debt at $0.25 per share	320,000	32	79,968				80,000
Shares issued for Services
at $0.25 per share	140,000	14	34,986				35,000
Shares per adjustment
provision of prior acqusition	47,500	5	(5)				-
Shares issued for Cash
at $0.25 per share	1,006,000	101	251,399				251,500

Net (Loss)						(546,571)	(546,571)

Balance, May 31, 2007	20,342,533	$2,037	$1,142,681	$-	$-	$(996,543)	$148,175

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING CO LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended
	May 31,	May 31,
	2007	2006

Operating Activities

Net Profit / (Loss)	$(546,571)	$(361,973)

Significant Non-Cash Transactions
Stock issued for service	97,875	29,500
Stock issued to acquire inventory	-	5,000
Stock issued to convert debt	80,000	87,527
Contributed Capital	14,141	10,414
Depreciation / Amortization Expense	11,056	15,542
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	395	(30,382)
(Increase)/Decrease in Accounts Receivable	(9,257)	-
(Increase)/Decrease in Other Assets	(3,880)	3,901
(Increase)/Decrease in Prepaid Expense	(17,645)	-
Increase/(Decrease) in Payables	(18,146)	27,736

Net Cash (Used) by Operating Activities	(392,032)	(212,735)

Investment Activities
Purchase of Network Infastructure	-	(52,029)
Equipment Purchase	(12,331)	(16,988)

Cash (Used) by Investment Activities	(12,331)	(69,017)

Financing Activities

Proceeds from Shareholder Loans	60,145	13,673
Proceeds/(Payments) - Equipment Financing	(6,505)	(2,949)
Proceeds from sale of Common Stock	440,000	227,690

Cash Provided by Financing Activities	493,640	238,414

Net Increase / (Decrease) in Cash	89,277	(43,338)

Cash, Beginning of Period	43,538	86,876

Cash, End of Period	$132,815	$43,538

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital:

Supplemental Information:
Interest Paid	$6,754	$11,620
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(May 31, 2007 and 2006)

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

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises to operate retail stores under the tradename “Sandstrom OnTV.”  These statements have been consolidated to reflect the operations of the Company and its subsidiary.

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 and 2005 audited financial statements.

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Adjustments within Financial Statements

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 please refer to the restated financials for details.

The Balance Sheet and Statement of Stockholders’ Equity has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

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

Advertising Expense

Advertising, promotion and marketing costs are expensed as incurred.  Advertising expense for the period ended May 31, 2007 and 2006 was $12,705, and $4,327 respectively.

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

Equipment

	31-May-06	31-May-06
	$39,346	$32,387
Accumulated Depreciation	(7,469)	(3,582)
Equipment – Net	$31,877	$28,805
Vehicle $23,906		$24,041
Accumulated Depreciation	(15,480)	(9,736)
Vehicle - Net	$8,426	$14,305
Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(20,396)	(8,265)
Network Infrastructure – Net	$33,704	$43,763

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

May 31,	2007	2006
Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(546,571)	$(351,559)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	18,398,557	17,640,886
Basic and Diluted Earnings/(Loss) Per Share	$(0.03)	$(0.02)

NOTE 3.                      CONSOLIDATION

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises to operate retail stores under the tradename “Sandstrom OnTV.”  These statements have been consolidated to reflect the operations of the Company and its subsidiary as follows:

	Tradeshow	Sandstrom		Consolidation	Total
	31-May-2007	31-May-2007	Ref	Eliminations	31-May-2007
Assets
Cash and Cash Equivalents	$64,863	$67,952		$-	$132,815
Accounts Receivable	9,257	-		-	9,257
Prepaid Expense	4,145	13,500		-	17,645
Inventory	36,041	-		-	36,041
Investment in Subsidiary	196,955	-	(a)	(196,955)	-
Equipment - Net	21,700	10,177		-	31,877
Vehicles - Net	8,426	-		-	8,426
Network Infastructure & Software	33,704	-		-	33,704
Other Assets	3,486	4,067		-	7,553
Total Assets	$378,577	$95,696		$(196,955)	$277,318
					-
Liabilities and Equity
Liabilities:					-
Accounts Payable	$28,277	$-		$-	$28,277
Loan from Shareholder	88,818	-		-	88,818
Vehicle Loan	12,048	-		-	12,048
Total Liabilities	129,143	-		-	129,143

Equity:
Common Stock	2,037	100	(a)	(100)	2,037
APIC	1,142,681	196,855	(a)	(196,855)	1,142,681
Retained Deficit	(895,284)	(101,259)			(996,543)
Total Equity	249,434	95,696		(196,955)	148,175

Total Liabilities and Equity	$378,577	$95,696		$(196,955)	$277,318

NOTE 4.                      STOCKHOLDERS’ EQUITY

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

On July 20, 2005 the Company acquired the assets of two Sandstrom Stores in Phoenix valued at $30,149 thru the payment of $15,149 cash and the issued 15,000 common shares at $1.00 per share or $15,000. The company acquired $20,149 in inventory and $10,000 of equipment.
On Between August 15 and August 30, 2005 the Company issued 420,000 common shares at $0.25 per share in a private placement for cash in the amount of $105,000.

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

Year Ended May 31, 2007

On June 1, 2006 the Company recorded $14,141 contributed capital to eliminate the accumulated foreign currency translation balance.

On August 30, 2006 the Company issued 20,000 common shares in a private placement for $10,000.

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

On March 1, 2007 the Company issued 140,000 common shares at $0.25 per share for services valued at $35,000.

On May 11, 2007 the Company issued 47,000 common shares related to the July 20, 2005 purchase of the assets of Sandstrom stores in Phoenix wherein the Company issued 15,000 shares at a stated value of $1.00 per share.  The additional 47,000 shares issued adjusts the value of the total shares issued to the fair value of $0.24 per share.

On May 15, 2007 the Company issued 1,006,000 common shares at $0.25 per share in a private placement for $251,500 cash.

NOTE 5.                      NOTES PAYABLE – RELATED PARTY TRANSACTION

Following are the notes payable as of May 31, 2007 and May 31, 2006.  The current portion of the vehicle loan is estimated using the $457 monthly payment times 12 months.

	31-May-07	31-May-06
Installment note on vehicle, $457 payment for 60 months, Annual interest rate at 7.39%
Current Portion	$5,484	$5,484
Long-Term Portion	6,564	13,069
Balance on Vehicle Loan	12,048	18,553

Demand note, non-interest,
Related Party	88,818	28,673
Notes Payable	$102,866	$47,226

A shareholder has provided operational financing to the company on an unsecured, non-interest bearing, demand note.

NOTE 6.                      PROVISION FOR INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $219,239 as of May 31, 2007, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $996,543.  The total valuation allowance is a comparable $219,239.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

May 31,	2007	2006
Net changes in Deferred Tax Benefit	$120,246	$79,634
Valuation account	(120,246)	(79,634)
Current Taxes Payable	0	0

Net Provision for Income Taxes	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
2004	$29,058	2024
2005	58,941	2025
2006	361,973	2026
2007	546,571	2027
Total	$996,543

NOTE 7.                      OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating leases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $9,830 or $117,969 per year.  These leases expire in December 2008 and December 2011 respectively. The Company also has lease for office space in the Scottsdale Airpark. The monthy payment is $5,432 or $65,184 per year. The lease expires in February 2010 with an option for a 2 year renewal. The numbers shown below assume that the company will be able to renew its leases e and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$117,969	$117,969	$117,969	$117,969	$117,969
Office Space	$65,184	$65,184	$65,184	$65,184	$65,184

NOTE 8.                       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has accumulated a total loss of $996,543 since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of developing specialty retail products, purchasing retail stores in malls and developing product infomercials.

NOTE  9.                       THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157– Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company’s Board of Directors approved the engagement of Moore & Associates as the Company’s independent registered public accounting firm to audit the Company’s financial statements for the year ended May 31, 2007.

The report issued by Moore & Associates in connection with the audit for the year ended May 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles.

Item 8A.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures:  The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:  Not Applicable

(c)
Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8A(T). Controls and Procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to transition period established by the Securities and Exchange Commission for newly public companies.

Item 8B.   Other Information.

None.

PART III

Item 9.           Directors and Executive Officers.

Directors

Note: Marion Huff resigned as Chief Operating Officer and Director on September 17, 2007.

Name	Age	Position	Director/Officer Since
Mr. Bruce Kirk	63	Chief Executive Officer, President and Director	2003
Ms. Peggy-Ann Kirk	61	Chief Financial Officer and Director	2003
Mr. Norm Friend	51	Head of International Franchise Development and Director	2005
Mr. Luniel de Beer	36	Chief Technology Officer	2005
Mr. Hashem Sharifi	54	Director	2005
Mr. Robert Detwiler	36	Director	2005
Mr. Tim McCarthy	45	Director	2007
Ms. Marion Huff	51	Director & Chief Operating Officer	2003

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Mr. Bruce Kirk

Mr. Kirk has acted as the President of the Company since its inception in December 03, 2003. Prior to this, he was a partner in Kirk-Huff Marketing, the unincorporated precursor of the Company. Mr. Kirk has been in private business and direct sales for more than 35 years. His experience includes owning his own real estate sales firm, a direct sales and distribution company, and for the last twenty years demonstration sales at home shows and trade shows. Mr. Kirk studied and received his undergraduate in Psychology from the University of British Columbia.

Mr. Kirk has acted as the President of the Company since its inception in December 03, 2003 to the present. Mr. Kirk spends approximately 10 hours per week researching the market and managing the company's affairs.

From January 1, 1990 to December 2, 2003, he was a partner in Kirk-Huff Marketing, the unincorporated precursor of the Company.

Mr. Kirk offers part-time services to the Company. Mr. Kirk allocates all opportunities to the Company.

Ms. Peggie-Ann Kirk

Ms. Kirk has operated her own accounting services company for the previous 25 years. Ms. Kirk has been in the accounting field for 27 years. Ms. Kirk has a Bachelor of Arts degree from Simon Fraser University, a Bachelor of Education degree from the University of New Brunswick and has done graduate work at McGill University. Ms. Kirk worked as a municipal clerk-treasurer and has been self-employed as an accountant for over 25 years. Ms. Kirk is the sister of Mr. Kirk.

Ms. Kirk has acted as the CFO of the Company since its inception in December 03, 2003 to the present.

From Jan 1, 1980 to the present she has been the sole proprietor of PK Bookkeeping and Accounting Services.
Ms. Kirk offers part-time services to the Company.

Mr. Norm Friend

Norm Friend is widely recognized as an expert in expansion strategies, franchise development and franchisee recruitment with over 20 years experience in all aspects of franchising. Friend is co-author of the two best-selling franchise books -- "The Complete Canadian Franchise Guide" (hard cover), and "So You Want to Buy a Franchise". He also wrote the original text for the Canadian Franchise Association's publication "Investigate Before You Invest". He has contributed numerous articles on franchising and business to various publications, been interviewed extensively by the media and presented numerous seminars and keynote talks to business organizations, universities, colleges, professional associations and financial institutions throughout North America.

Mr. Friend has acted as the Head of International Franchise Development for the Company since April 15, 2005.

Norm Friend has served on the Board of Directors since April 15, 2005 to the present date. At present, Mr. Friend plans to continue as a member of our Board of Directors. Each of our directors is elected at the annual meeting of the stockholders and each director holds office until his successor is elected and qualified or until his death, retirement, earlier resignation or removal.

Mr. Friend offers part-time services to the Company.

Mr. Luniel de Beer

Mr. de Beer has acted as the Chief Technology Officer of the Company from September 1, 2005 to the present
Previously from 2004 to 2005, Luniel worked with Ekaria LLP to create and manage the Operations group responsible for managing the daily operations of the American Express corporate procurement solution and the American Express Membership Rewards eCommerce solution, named ShopAmex.  During this time, Luniel’s group was responsible for streamlining corporate operations, defining partner requirements, managing customer relations, and managing the design and implementation of new process- and software solutions, both internal and external to Ekaria LLP and American Express.

From 2000 to 2004, Luniel specialized in building out software build labs at Microsoft Corporation in Redmond Washington.  During that time, he built acted either as a contracted consultant or a fulltime consultant in various groups within the organization, architecting the hardware, software, automation, and human resources aspects of software build labs.  More specifically:

•	From 2000 to 2001, he consulted to Microsoft through his own consulting firm, where he established and maintained the build lab for the Microsoft Learning Technologies group.
•	From 2001 to 2002, he worked as a fulltime Microsoft employee, where he pioneered, developed, and maintained the build and test labs for the Microsoft Mobile Information Server group.
•	From 2002 to 2003, he worked as a fulltime Microsoft employee, assisting the Microsoft Exchange Server group in streamlining software build lab operations.
•	During 2003, he consulted to Microsoft through Volt Technologies, where he pioneered and developed the build lab for the Information Worker New Markets group.
•	From 2003 to 2004, he consulted to Microsoft through Volt Technologies, consulting to the Information Worker New Markets group on Software Release Management.

Luniel de Beer has been architecting technology solutions for over 17 years, with software development and product management experience in several countries including South Africa, Taiwan, and the USA. He has focused his career on solving technology solutions through the creative streamlining of operations and process flow, the cross-training and cross-utilization of existing corporate resources, and finally the innovative integration of state-of-the-art technology. Luniel’s most recent enterprise architecting experience has been on a high-profile E-Commerce solution where he streamlined corporate operations, defined partner requirements, owned customer relations, and managed the design and implementation of new process- and software solutions, both internal and external.

Mr. De Beer offered full-time services to the Company, until December 1,2006.  He now offers part-time services to the Company

Mr. Hashem Sharifi

Mr. Sharifi presently owns and operates an “As Seen On TV” store in Honolulu, Hawaii. He also wholesales products to major local department stores and is present at large tradeshows and retail events throughout the Islands. He received an M.A. degree in business from Marywood University in Scranton, Penn. Mr. Sharifi formed his own company, Pioneer Promotions, in 1990 based out of Seattle, Wash. Mr. Sharifi eventually moved his headquarters to Hawaii, where he presently resides.

Mr. Sharifi has acted as Director to the Company from July 19, 2005 to the present.

From July 1, 1990 to the present he has been the President of Pioneer Promotions Inc. a specialty retail company based in Honolulu Hawaii.

From 1984-1990, he worked with a company in Boston, Mass. He was responsible for both wholesale and retail in home shows and exhibitions.

Mr. Sharifi offers part-time services to the Company.

Robert Detwiler

Mr. Detwiler has acted as Director to the Company from August 01, 2005 to the present.

From 1989 to the present, Robert has been President of Desert Island Businesses LLC specializing in Direct Sales consulting.

Mr. Detwiler has been instrumental in helping develop several start-up companies through his consulting, designing and constructing of sales systems. Robert has owned and operated a direct sales company that did business in 40 countries worldwide and has worked with a multi-billion dollar Japanese company where he helped market, train, and educate over a 1000 sales consultants, resulting in record growth and revenues. Robert has attended and helped organize motivation, inspirational, investment and mind-set coaching seminars and conferences around the USA and in the South Pacific region.

Mr. Detwiler offers part-time services to the Company.

Mr Tim McCarthy

Mr. McCarthy is currently Vice President of Franchise Development for Sandstrom ONTV Company and has served in that role since Sandstrom's inception. Mr. McCarthy comes to Sandstrom with a long and very successful track record in the franchise industry. He served as Director of Franchise Development  for  Mail Boxes Etc/UPS Stores in Central and northern Arizona from January 1998 until August of 2002. From August of 2002 until November of 2005 Mr. McCarthy served as Senior Development Manager for Cold Stone Creamery. Mr. McCarthy then went on to serve as Director of Franchise Development for Dermacare laser and Skin Care Clinics from November of 2005 until October of 2006. In November of 2006 Mr. McCarthy accepted his current position with Sandstrom ONTV Company in order to develop their franchise concept.

Mr. McCarthy offers full-time services to the Company

Involvement in Certain Material Legal Proceedings during the Past Five Years.

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.
(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company.

Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, the Company believes that during the last fiscal year all required filings were timely made as required by Section 16(a) except as follows: Bruce Kirk, Marion Huff, Peggie-Ann Kirk, Robert Detwiler, Norm Friend, Hashem Sharifi, Luniel De Beer  and Tim McCarthy were each delinquent in the filing of their Form 3. Bruce Kirk, Peggie-Ann Kirk, Norm Friend,  and Luniel De Beer were each delinquent in the filing of one Form(s) 4 or 5 representing one transactions each. All delinquent forms have now been filed. SEC rules require the Company to disclose all known delinquent Section 16(a) filings by its officers, directors and ten percent stockholders.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company does not presently plan to establish an audit committee. However, if an audit committee is established, the Company will make the proper disclosures on Form 8-K.

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past three  fiscal years ending May 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company’s most highly compensated executive officers as of May 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of May 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($)
Bruce Kirk	2007	4,000	—	—	—	—	—	5,000(7)
CEO & President	2006	20,500	—	—	—	—	—	—
	2005	20,500	—	—	—	—	—	—
Marion Huff	2007
	2006	—	—	—	—	—	—	5,000(1)
	2005	—	—	—	—	—	—	—
Peggie-Ann Kirk	2007	19,300						25,000(8)
	2006	12,000	—	—	—	—	—	10,000(2)
	2005	5,000	—	—	—	—	—	—
Norm Friend	2007							2,500(9)
	2006	7,007	—	—	—	—	—	13,507.20(3)
	2005	6,500	—	—	—	—	—	—
Luniel de Beer	2007	56,740						25,000(10)
	2006	64,000	—	—	—	—	—	10,000(4)
	2005	—	—	—	—	—	—	—
Hashem Sharifi	2007
	2006	—	—	—	—	—	—	3,500(5)
	2005	—	—	—	—	—	—	—
Robert Detwiler	2007
	2006	—	—	—	—	—	—	1,000(6)
	2005	—	—	—	—	—	—	—
Timothy McCarthy	2007	32,216						25,000(11)

(1)	50,000 shares @ .10/share
(2)	100,000 shares @ .10/share
(3)	38,592 Shares @ .35/share
(4)	100,000 Shares @ .10 /share
(5)	35,000 Shares @ .10 /share
(6)	10,000 Shares @.10/share
(7)	20,000 Shares @ .25/share
(8)	100,000 Shares@ .25/share
(9)	10,000 Shares@ .25/share
(10)	100,000 Shares@ .25/share
(11)	100,000 Shares@ .25/share

Compensation for officers and directors

Director’s fee: To date, executives have been compensated with stock and the Company has not paid cash to executives as compensation. For all services rendered by the Director under this Agreement, the Company shall pay the Director a one-time base fee of between 10,000 and 100,000 shares issued from treasury of the Company; (2) Incentives/Bonuses: In addition to the fee set forth above, the Director shall be compensated from time to time for the raising of capital for the Company, the introduction of private placements to the Company, or any such other event that encourages investment in and/or improves the operability of the Company; and (3) Expenses Reimbursement: The Company will reimburse the Director for the costs of all travel to meetings where attendance has been specifically requested by the Company.

Benefits

If the Director becomes eligible therefore, the Company shall provide the Director with the right to participate in and to receive benefits from all insurance and all similar benefits made available generally to employees of the Company, as determined by the Board of Directors of the Company. Notwithstanding the foregoing provisions of this section, the amount and extent of any benefits to which the Director may be entitled shall be governed by the provisions of any employee benefit plans adopted by the Company, as amended from time to time.

At present, the Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

In future periods, the Company may elect to use cash to compensate executives and that may have a negative effect on the Company’s liquidity. Currently there are no plans to make any changes to officer compensation.

Stock issued to executives, as compensation for services rendered should be accounted for at the fair value of the services performed, if determinable, or the value of the shares issued. As a final resort, a valuation of the stock issued can be made by the Board of Directors (FASB APB 29).

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bruce Kirk 72 Strickland St. Nanaimo, BC V9R 4R9	10,020,000	49.2%
Common	Julia Sol[1] 20789-38 Avenue Langley, B.C. V3A 2V3	1,000,000	5%
		TOTAL = 11,020,000	54.2%
1 Mrs. Julia Sol is the adult daughter of Mr. Bruce Kirk

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bruce Kirk 72 Strickland St. Nanaimo, BC V9R 4R9	10,020,000	49.2%
Common	Marion Huff 72 Strickland St. Nanaimo, BC V9R 4R9	50,000	0.25%
Common	Peggie-Ann Kirk 1002 - 5805 Balsam Street Vancouver, BC V6M 4B8	200,000	0.98%
Common	Robert Detwiler 1002 - 5805 Balsam Street Vancouver, BC V6M 4B8	210,000	1.03%
Common	Norm Friend 425 Southborough Drive West Vancouver, BC V7S 1M3	48,592	0.24%
Common	Hashem Sharifi 1050 Ala Moana Blvd. Honolulu, HI 96814	75,000	0.20%
Common	Luniel De Beer 648 237th PL SE Sammamish, WA 98074	200,000	0.98%
Common	Timothy McCarthy 9843 N Desert Rose Drive, Fountain Hills, AZ 85268	100,000	0.49%
		TOTAL =10,903,592	53.6%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

None.

Item 13.   Exhibits

Exhibit Number	Description of Exhibits*
Exhibit 3.1	Articles of Incorporation*
Exhibit 3.2	Bylaws, as amended*
Exhibit 10.2	Asset Purchase Agreement****
Exhibit 10.3	Engagement Agreement with Marion Huff*
Exhibit 10.4	Engagement Agreement with Bruce Kirk*
Exhibit 10.5	Engagement Agreement with Luniel de Beer*
Exhibit 10.6	Engagement Agreement with Peggie-Ann Kirk*
Exhibit 10.7	Consulting Agreement with Norm Friend/Franchise 101**
Exhibit 10.8	Engagement Agreement with Hashem Sharifi*
Exhibit 10.9	Engagement Agreement with Norm Friend***
Exhibit 10.10	Engagement Agreement with Robert Detwiler***
Exhibit 10.11	Consulting Agreement with Excel Relations***
Exhibit 10.12	Consulting Agreement with Tim McCarthy ****
Exhibit 10.13	Lease Agreement ****
Exhibit 10.14	Lease Agreement ****
Exhibit 10.15	Amendment to Agreement with Franchise 101*****
Exhibit 10.16	Amendment to Agreement with Tim McCarthy*****
Exhibit 10.17	Lease Agreement*****
Exhibit 21.1	List of Subsidiaries*****
Exhibit 23.1	Consent of Auditor

* Incorporated by reference to form 10-SB 12(B) filed with the commission on January 3, 2006

** Incorporated by reference to form 10-SB 12(G) filed with the commission on November 15, 2006

*** Incorporated by reference to form 10-SB 12(G) filed with the commission on February 15, 2007

**** Incorporated by reference to form 10-SB 12(G) filed with the commission on July 20, 2007

***** Incorporated by reference to form 10-SB 12(G) filed with the commission on September 20, 2007

Item 14.   Principal Accounting Fees and Services

During the year ended May 31, 2007, we engaged Moore & Associates as our independent auditor.  For the year ended May 31, 2007, we were billed by Moore & Associates aggregate fees as discussed below.

•
Audit Fees:  Fees for audit services totaled $$7,440 and $3,500 in 2007 and 2006, respectively, including fees associated with the preparation of our registration statement, consents and the review of this report.

•	Audit-Related Fees: Fees for audit-related services totaled approximately $13,875 and $7,500 in 2007 and 2006, respectively. Audit-related services principally included accounting consultations.
•	Tax Fees: We did not engage Moore & Associates, for any tax related services during 2007 or 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of September, 2007.

The Tradeshow Marketing Company, Ltd. a Nevada Corporation

By:	/s/ Bruce Kirk
Bruce Kirk
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of The Tradeshow Marketing Company, Ltd. and in the capacities and on the dates indicated.

/s/Bruce Kirk	/s/ Peggie-Ann Kirk
Bruce Kirk	Peggie-Ann Kirk
Chief Executive Officer & Director	Chief Financial Officer & Director