Form 10QSB/A
period 2006-11-30
Tradeshow Marketing Co. Ltd.
filed 2007-10-29
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 3
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

On October 15, 2007, the Company authorized the issuance of 25,750 shares of Common Stock to _______________ and _____________, in exchange for accounting and managements services rendered to the Company in the amount of $12,875.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the six months ending November 30, 2006.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification of report on form 10Q SB, Chief Executive Officer

31.2	Certification of report on form 10Q SB, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

Date: October 29, 2007	By:	/s/ Bruce Kirk
President and CEO
Title

Date: October 29, 2007	By:	/s/ Peggie-Ann Kirk
Chief Financial Officer
Title