Form 10QSB/A
period 2007-02-28
Tradeshow Marketing Co. Ltd.
filed 2007-10-30
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 2
_______________________________

[mark one]

	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No 

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 19,149,033 shares of common stock, $.0001 par value per share, as of February 28, 2007.

Transitional Small Business Disclosure Format (check one): Yes No 

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

  The Tradeshow Marketing Company, Ltd.
Balance Sheets
(unaudited)
		May 31,
	February 28,	2006
	2007	(Audited)
	(Unaudited)	(Restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$127,788	$43,538
Accounts Receivable	17,884	-
Prepaid Expenses	17,960
Inventory	56,108	36,436

Total Current Assets	219,740	79,974

Long Term Assets
Equipment - Net	21,719	28,805
Vehicles - Net	11,610	14,305
Network Infrastructure & Software	38,803	43,763
Other Assets	3,486	3,673

Total Long Term Assets	75,618	90,546

Total Assets	$295,358	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$17,532	$46,423
Shareholder Loan - Related Party	95,187	28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	118,458	80,580

Vehicle Loan	7,699	13,069

Total Liabilities	126,157	93,649

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

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statments of Operations
(unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue	$344,686	$246,465	$145,989	$168,483

Cost of Sales	152,973	130,664	35,694	67,247

Gross Profit	191,713	115,801	110,295	101,236

Expenses
General and Administrative	331,173	323,734	136,078	94,953
Professional Fees	99,585	63,869	70,532	2,827
Officer Compensation	-	-	-	-

Total Expenses	430,758	387,603	206,610	97,780

Net Profit / (Loss)	$239,045)	$271,802)	$(96,315)	$3,456

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.02)	$(0.01)	$0.00

Weighted Average
Number of Shares	18,136,177	17,640,886	18,136,177	17,640,886

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

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Statements of Cash Flows
(unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Operating Activities

Net Profit / (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Significant Non-Cash Transactions
Stock issued for service	62,875	30	50,000	(20)
Contributed Capital	14,141	18,096	-	-
Stock Cancelled	-	-	-	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	12,696	3,030	2,774	1,010
Foreign Currency Translation	(14,141)	(3,177)		2,974
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	(19,672)	(34,708)	(33,004)	(22,950)
(Increase)/Decrease in Accounts Receivable	(17,884)	(4,846)	2,133	17,847
(Increase)/Decrease in Other Assets	187	3,759	167	150
(Increase)/Decrease in Prepaid Expense	(17,960)	-	(17,960)	-
Increase/(Decrease) in Payables	(28,891)	8,122	16,763	25,067

Net Cash (Used) by Operating Activities	(247,694)	(281,496)	(75,442)	27,534

Investment Activities
Purchase of Network Infastructure	688	(25,875)	-	(25,875)
Equipment Purchase	1,357	(18,390)	-	(6,869)

Cash (Used) by Investment Activities	2,045	(44,265)	-	(32,744)

Financing Activities

Proceeds from Shareholder Loans	146,514	1,359	8,498	(1,160)
(Payments) of Shareholder Loans	-	-	-
Proceeds/(Payments) - Equipment Financing	(5,115)	(2,274)	(2,098)	(726)
Proceeds from sale of Common Stock	188,500	302,716	178,500	58,980

Cash Provided by Financing Activities	329,899	301,801	184,900	57,094

Net Increase / (Decrease) in Cash	84,250	(23,960)	109,458	51,884

Cash, Beginning of Period	43,538	86,876	18,330	11,032

Cash, End of Period	$127,788	$62,916	$127,788	$62,916

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital.
The conpany issued 320,000 common shares to convert $80,000 in shareholder loans.

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

The Balance Sheet and Statement of Stockholders’ Equity for the current nine month period ended February 28, 2006 has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

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

	28-Feb-06	31-May-06
Equipment	$27,050	$32,387
Accumulated Depreciation	(5,331)	(3,582)
Equipment – Net	$21,719	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(11,610)	(9,736)
Vehicle - Net	$12,091	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(15,297)	(8,265)
Network Infrastructure – Net	$38,803	$43,763

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

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: October 29, 2007	By:	/s/ Bruce Kirk
Bruce Kirk President and CEO

Date: October 29, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk Chief Financial Officer