Form 10KSB/A
period 2007-05-31
Tradeshow Marketing Co. Ltd.
filed 2007-10-30
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 [Missing Graphic Reference]

FORM 10-KSB/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,000,000 as of May 31, 2007 based upon the average bid and asked price of the Company’s common stock on the Pink Sheets. 12 million held by management and insiders and 8 million out there otherwise at .50 cents = $4Mil.
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

With a franchise business come pros and cons. The pros of the franchise are: (1) the business model is a based on a formula that can be demonstrated, (2) owner transition and training is available, and (3) it is possible to review past records and company history. The cons of franchises are: (1) purchase financing may be difficult to find and obtain; (2) there can be significant contractual obligations that may be difficult to meet; (3) it may be difficult to find the right franchise opportunity. See “Description of Business-Franchising Regulation” also see “Risk Factors.”

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

Part of Tradeshow’s strategy is to manage low cost, effective sales channels that can distribute product as efficiently as possible through the regional trade show marketplace, through its franchise stores, internet sales and via Direct Response Television, (infomercials). This will be accomplished through establishing skilled executive managers to head up these channels and manage them effectively..

In conjunction with our Retail Stores, attendance at trade shows and fairs, we increasingly employ the Internet to establish the Company’s brand,, increase sales, create greater awareness of our line of products and consulting services. Management’s objective is to grow the Company’s market position and expand its customer base through superior merchandising, targeted marketing and strong relationships with leading manufacturers, distributors and suppliers. We plan to increasingly use the Internet in the development and expansion of the Company’s business operations.

Our financially prudent, management intends to constantly expand brand name product offerings to create a brand driven destination for quality, unique products. Management believes that by offering a broader selection of private label, brand name products the Company may be better positioned to increase sales, encourage repeat purchases and expand its customer base.

Management will focus the Company’s branding campaign on selection, convenience, value, trust, service and brand products according to these features by employing targeted marketing created in house and through the efforts of Public Relations firms via media exposure resulting from Direct Response Television, (Infomercials), magazine ads, Internet mail and direct mail. Management will also seek to provide leading manufacturers and distributors with a powerful new distribution channel that is consistent with their brand identity via the direct sales channel at trade shows , through its web site and in its franchise stores.

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

The Company initiates sales via its e-Commerce Internet site, and as Internet use for commerce gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet, which may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection laws.

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

Governmental Approval-Franchising

The Company intends to expand franchise arrangements to expand its operations and revenue base. The Company’s future growth may be dependent upon new franchisees and the manner in which they operate and develop their Sandstrom locations to promote and develop the Company’s concept and its reputation for quality and value. To date, the Company has not sold any franchises. There can be no assurance that this franchisee or additional franchisees will have the business abilities or access to financial resources necessary to open Sandstrom locations or operate such locations in their franchise areas in a manner consistent with the Company’s concepts and standards. In addition, because the Company believes that a potential franchisee’s total estimated investment relating to a Sandstrom location is generally low, the Company may be more likely to attract franchisees with limited franchise experience and limited financial resources.

As a result of its franchising activity, the Company is be subject to Federal Trade Commission ("FTC") regulation and various state laws that govern the offer, sale and termination of, and refusal to renew, franchises. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish prospective franchisees a franchise offering circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the franchise offering circular with state authorities. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of a franchisor to terminate or refuse to renew a franchise.

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

Reports to Security Holders

We are not currently required to deliver an annual report to security holders.  However, should the Company be required to deliver an annual report to its securities holders, or should the Company undertake to deliver an annual report to its security holders, the Company shall deliver the annual report in compliance with those applicable rules regarding the solicitation of proxies from its shareholders.

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

GOVERNMENT REGULATION WITH REGARDS TO THE COMPANY'S FRANCHISE PLANS MANY HAVE AN ADVERSE EFFECT ON THE BUSINESS OF THE COMPANY.

The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the “FTC”). The FTC requires that franchisors make extensive disclosure to prospective franchisees, although it does not require registration of offers to prospective franchisees. A number of states require registration and disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company’s franchising operations currently are not materially adversely affected by such regulations, the Company cannot predict the effect any future legislation or regulation may have on its business operations or financial condition.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

For the period ended May 31, 2007 the bulk of our sales revenue (79%) came from our retail stores. Our Internet sales commenced in February 2006 and have experienced moderate growth, comprising 11% of total sales for the 4 month period from Feb 1, 2006 to May 31, 2006. For the period ending May 31, 2007, the Company’s sales from tradeshows decreased dramatically due primarily to a decision not to attend any tradeshows, as sales efforts were being focused on the retail and internet channels.

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

To implement our franchise concept and strategy, we engaged Norm Friend, a franchising expert, to create an area franchising development strategy for the Company’s Sandstrom stores. Mr. Friend has written several books on franchising and wrote the Company’s manuals for franchise offerings. The manuals and the franchise plan were completed and submitted to the Company November 3, 2005.  Although Mr. Friend still serves on the board of directors and offers his valuable input on February 07, 2007 the company announced Mr. Tim McCarthy as VP of franchise sales Tim's proven expertise in franchise development, specialty retail, training and sales will enable the Company to move  forward decisively in its  franchising efforts."

Additionally, over the next twelve months, the Company will continue to introduce and sell a diverse mix of innovative merchandise directly to consumers through tradeshows, its mall based retail stores, and via internet sales.

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

Revenues

The following discussion is based on our consolidated financial statements:

For the fiscal year that began on May 31, 2006 and ended on May 31, 2007, we generated revenue of $434,512, an increase of 18.8% over the previous fiscal year. Contributing greatly to the increase of sales has been the continued operation of the stores and our website.  For fiscal 2007, there were no direct sales from home and tradeshows. This is a decrease of $36,779 or 100% for fiscal 2007 from fiscal 2006. This decrease was due primarily to a decision not to attend any  shows, as sales efforts were being focused on the retail and internet channels.  For fiscal 2007, 85% of the total sales was generated by sales from the retail outlets. In fiscal 2006, the stores generated 79% of total sales. For fiscal 2007, Internet sales from our website, which was launched on December 23, 2005, comprised 15% of total sales revenue , an increase of 4% over the previous year. Approximately, 95% of internet sales were of two products- The Blendy Pens and The Smart Heat Saunas.

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

For each of the fiscal years ended May 31, 2006 and May 31, 2007, we recognized losses from operations. Net loss from operations for the twelve months ended May 31, 2006 was $361,973. Net loss from operation for the twelve months ended May 31, 2007, was $564,571.  The increase in operating loss of $184,598 between the fiscal years ended in May 31, 2006 and May 31, 2007 was due to increased general and administrative expenses of $184,598 and increased professional expenses of $18,674. For the twelve month period that ended May 31, 2007, officer compensation was $108,656. For the twelve month period that ended May 31, 2006, officer compensation was $24,500.

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

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TRADESHOW MARKETING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2007	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$136,815	$43,538
Merchant Service Holdbacks	5,247	-
Prepaid Expenses	17,645	-
Inventory	36,041	36,436

Total Current Assets	195,748	79,974

Long Term Assets
Equipment - Net	31,877	28,805
Vehicles - Net	8,426	14,305
Network Infrastructure & Software	33,704	43,763
Other Assets	7,553	3,673

Total Long Term Assets	81,560	90,546

Total Assets	$277,308	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$28,277	$46,423
Shareholder Loan - Related Party	88,818	28,673
Current Portion - Vehicle Loan	5,484	5,484

Total Current Liabilities	122,579	80,580

Vehicle Loan	6,564	13,069

Total Liabilities	129,143	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on May 31,
2007 and May 31, 2006 is 20,342,533
and 17,869,283 respectively	2,037	1,789
Paid in Capital	1,156,822	510,913
Subscription Receivable	-	-
Accumulated Currency Translation	(14,141)	14,141
Accumulated Deficit	(996,543)	(449,972)

Total Stockholders' Equity	148,175	76,871

Total Liabilities and Stockholders' Equity	$277,318	$170,520

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

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING CO LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

December 5, 2003 (inception) to May 31, 2007

					Foreign
	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity

Balance, May 31, 2005	16,751,963	$1,676	$238,836	$(87,527)	$3,727	$(87,999)	$68,713

Cash Received on
Subscription Receivable				87,527			87,527
Shares Issued for Cash for
$0.15 per share	291,400	29	43,681				43,710
Shares issued for Acquisition
at $1.00 per share	15,000	2	14,998				15,000
Shares Issued for Cash for
$0.25 per share	420,000	42	104,958				105,000
Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500
Shares Issued for Cash at
$0.25 per share	275,920	28	68,952				68,980
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares returned and Cancelled	(200,000)	(20)	20				-
Currency Translation					10,414		10,414

Net (Loss)						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-
Shares Issued for Cash at
$0.50 per share	20,000	2	9,998				10,000
Shares issued for Services
at $0.50 per share	25,750	3	12,872				12,875
Shares issued for Services
at $0.25 per share	200,000	20	49,980				50,000
Shares issued for Cash
at $0.25 per share	714,000	71	178,429				178,500
Shares issued for Conversion
of Debt at $0.25 per share	320,000	32	79,968				80,000
Shares issued for Services
at $0.25 per share	140,000	14	34,986				35,000
Shares per adjustment
provision of prior acquisition	47,500	5	(5)				-
Shares issued for Cash
at $0.25 per share	1,006,000	101	251,399				251,500
Contributed Capital			14,141		(14,141)		-

Net (Loss)						(546,571)	(546,571)

Balance, May 31, 2007	20,342,533	$2,037	$1,156,822	$-	$(14,141)	$(996,543)	$148,175

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING CO LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended
	May 31,	May 31,
	2007	2006

Operating Activities

Net Profit / (Loss)	$(546,571)	$(361,973)

Significant Non-Cash Transactions
Stock issued for service	97,875	29,500
Stock issued to acquire inventory	-	5,000
Contributed Capital	14,141	10,414
Depreciation / Amortization Expense	11,056	15,542
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	395	(30,382)
(Increase)/Decrease in Accounts Receivable	(9,257)	-
(Increase)/Decrease in Other Assets	(3,880)	3,901
(Increase)/Decrease in Prepaid Expense	(17,645)	-
Increase/(Decrease) in Payables	(18,146)	27,736

Net Cash (Used) by Operating Activities	(472,032)	(300,262)

Investment Activities
Purchase of Network Infrastructure	-	(52,029)
Equipment Purchase	(12,331)	(16,988)

Cash (Used) by Investment Activities	(12,331)	(69,017)

Financing Activities
Proceeds from Shareholder Loans	146,514	14,833
(Payments) of Shareholder Loans	(6,369)	(1,160)
Proceeds/(Payments) - Equipment Financing	(6,505)	(2,949)
Proceeds from Subscriptions Receivable	-	87,527
Proceeds from sale of Common Stock	440,000	227,690

Cash Provided by Financing Activities	573,640	325,941

Net Increase / (Decrease) in Cash	89,277	(43,338)

Cash, Beginning of Period	43,538	86,876

Cash, End of Period	$132,815	$43,538

Significant Non-Cash Transactions:
The Company issued 320,000 common shares to convert $80,000 of shareholder loans.
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital.

Supplemental Information:
Interest Paid	$6,754	$11,620
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
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

Restatements and Adjustments within Financial Statements

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 reports please refer to the restated financials for details.

The Balance Sheet and Statement of Stockholders’ Equity has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

The Balance Sheet was revised to reclassify amounts incorrectly reported as accounts receivable that were actually undeposited funds and Merchant Service Holdbacks.

The Statement of Stockholders’ Equity has been restated to reflect equity transactions for the past two years rather than from inception to date.

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

	31-May-06	31-May-06
Equipment	$39,346	$32,387
Accumulated Depreciation	(7,469)	(3,582)
Equipment – Net	$31,877	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(15,480)	(9,736)
Vehicle - Net	$8,426	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(20,396)	(8,265)
Network Infrastructure – Net	$33,704	$43,763

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

NOTE 3.                      CONSOLIDATION

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises to operate retail stores under the tradename “Sandstrom OnTV.”  These statements have been consolidated to reflect the operations of the Company and its subsidiary as follows:

	Tradeshow	Sandstrom		Consolidation	Total
	31-May-2007	31-May-2007	Ref	Eliminations	31-May-2007
Assets
Cash and Cash Equivalents	$64,863	$67,952		$-	$132,815
Accounts Receivable	9,257	-		-	9,257
Prepaid Expense	4,145	13,500		-	17,645
Inventory	36,041	-		-	36,041
Investment in Subsidiary	196,955	-	(a)	(196,955)	-
Equipment - Net	21,700	10,177		-	31,877
Vehicles - Net	8,426	-		-	8,426
Network Infrastructure & Software	33,704	-		-	33,704
Other Assets	3,486	4,067		-	7,553
Total Assets	$378,577	$95,696		$(196,955)	$277,318
					-
Liabilities and Equity
Liabilities:					-
Accounts Payable	$28,277	$-		$-	$28,277
Loan from Shareholder	88,818	-		-	88,818
Vehicle Loan	12,048	-		-	12,048
Total Liabilities	129,143	-		-	129,143

Equity:
Common Stock	2,037	100	(a)	(100)	2,037
APIC	1,142,681	196,855	(a)	(196,855)	1,142,681
Retained Deficit	(895,284)	(101,259)			(996,543)
Total Equity	249,434	95,696		(196,955)	148,175

Total Liabilities and Equity	$378,577	$95,696		$(196,955)	$277,318

NOTE 4.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 50,000,000 common shares with a $0.0001 par value.  At the year ended May 31, 2005 the Company had 16,751,963 common shares issued and outstanding.

Transactions for the Year Ended May 31, 2006

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

Transactions for the Year Ended May 31, 2007

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
.

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

NOTE 7.                      OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating leases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $9,830 or $117,969 per year.  These leases expire in December 2008 and December 2011 respectively.  The Company also has a lease for office space in the Scottsdale Airpark.  The monthly payment is $5,432 or $65,184 per year.  The lease expires in February 2010 with an option for a 2 year renewal.  The numbers shown below assume that the company will be able to renew its leases e and continue to operate these facilities at the current rate:

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

Statement No. 156 –Accounting for Servicing of Financial Assets

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

Item 8A.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures:  Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no filings were required for those persons, the Company believes that during the last fiscal year all required filings were timely made as required by Section 16(a) except as follows: Bruce Kirk, Marion Huff, Peggie-Ann Kirk, Robert Detwiler, Norm Friend, Hashem Sharifi, Luniel De Beer  and Tim McCarthy were each delinquent in the filing of their Form 3. Bruce Kirk, Peggie-Ann Kirk, Norm Friend, and Luniel De Beer were each delinquent in the filing of one Form(s) 4 or 5 representing one transaction each. All delinquent forms have now been filed. SEC rules require the Company to disclose all known delinquent Section 16(a) filings by its officers, directors and ten percent stockholders.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($)	TOTAL
Bruce Kirk	2007	4,000	—	5,000(7)	—	—	—	—	9,000
CEO & President	2006	20,500	—	—	—	—	—	—	20,500
	2005	20,500	—	—	—	—	—	—	20,500
Marion Huff	2007	—	—	—	—	—	—	—	—
	2006	—	—	5,000(1)	—	—	—	—	5,000
	2005	—	—	—	—	—	—	—	—
Peggie-Ann Kirk	2007	19,300		25,000(8)				—	39,300
	2006	12,000	—	10,000(2)	—	—	—	—	22,000
	2005	5,000	—	—	—	—	—	—	5,000
Norm Friend	2007			2,500(9)				—	2,500
	2006	7,007	—	13,507.20(3)	—	—	—	—	20,514.20
	2005	6,500	—	—	—	—	—	—	6,500
Luniel de Beer	2007	56,740		25,000(10)				—	81,740
	2006	64,000	—	10,000(4)	—	—	—	—	74,000
	2005	—	—	—	—	—	—	—	—
Hashem Sharifi	2007	—	—	—	—	—	—	—	—
	2006	—	—	3,500(5)	—	—	—	—	3,500
	2005	—	—	—	—	—	—	—	—
Robert Detwiler	2007	—	—	—	—	—	—	—	—
	2006	—	—	1,000(6)	—	—	—	—	1,000
	2005	—	—	—	—	—	—	—	—
Timothy McCarthy	2007	32,216	—	25,000(11)	—	—	—	—	57,216

(1) On Sept 01 2004, we issued 50,000 shares to Marion Huff for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(2) On September 01, 2004, we issued 100,000 shares to Peggie-Ann Kirk for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(3) On April 30 2005, we issued 38,592 shares to Norm Friend for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(4) On Sept 28, 2005, we issued 100,000 shares to Luniel de Beer for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(5) On June 01, 2005 , we issued 35,000 shares to Hashem Sharifi for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(6) On August.15.2005, we issued 10,000 shares to Robert Detwiler for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(7) On March 01, 2007, we issued 20,000 shares to Bruce Kirk for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(8) On  Dec. 15, 2006 , we issued 100,000 shares to Peggie-Ann Kirk for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(9) On March 01, 2007 , we issued 10,000 shares to Norm Friend for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(10) On March 01,2007 , we issued 100,000 shares to Luniel de Beer for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(11) On Jan 01 2007 , we issued 100,000 shares to Timothy J. McCarthy for services rendered. The Company believes that the issuance of these shares qualified for an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 12.   Certain Relationships and Related Transactions

On October 15, 2007, the Company authorized the issuance of 25,750 shares of Common Stock to two consultants in exchange for accounting and managements services rendered to the Company in the amount of $12,875.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On January 15, 2007, the Company issued 714,000 common shares at $0.25 per share for $178,500 in cash and 320,000 common shares at $0.25 per share for the conversion of a shareholder loan. No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

On March 1, 2007, the Company authorized the issuance of 140,000 shares of Common Stock to a consultant, in exchange for services rendered to the Company in the amount of $35,000.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of October , 2007.

The Tradeshow Marketing Company, Ltd. a Nevada Corporation

By:	/s/ Bruce Kirk
Bruce Kirk
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of The Tradeshow Marketing Company, Ltd. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Bruce Kirk	Chief Executive Officer & Director	October 29, 2007
Bruce Kirk

/s/ Peggie-Ann Kirk	Chief Financial Officer & Director	October 29, 2007
Peggie-Ann Kirk