Form 10QSB/A
period 2007-02-28
Tradeshow Marketing Co. Ltd.
filed 2008-01-03
CIK 1337340

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 22,394,323 shares of common stock, $.0001 par value per share, as of December 19, 2007.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

 The Tradeshow Marketing Company, Ltd.
Balance Sheets
(unaudited)

	February 28,	May 31, 2006
	2007	(Audited)
	(Unaudited)	(Restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$127,788	$43,538
Accounts Receivable	17,884	-
Prepaid Expenses	17,960
Inventory	56,108	36,436
Total Current Assets	219,740	79,974

Long Term Assets
Equipment - Net	21,719	28,805
Vehicles - Net	11,610	14,305
Network Infrastructure & Software	38,803	43,763
Other Assets	3,486	3,673
Total Long Term Assets	75,618	90,546

Total Assets	$295,358	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$17,532	$46,423
Shareholder Loan - Related Party	95,187	28,673
Current Portion - Vehicle Loan	5,739	5,484
Total Current Liabilities	118,458	80,580

Vehicle Loan	7,699	13,069
Total Liabilities	126,157	93,649

Stockholders' Equity

Common Stock, authorized 50,000,000 shares,
par value $0.0001, issued and outstanding at
February 28, 2007 and May 31, 2006 is
19,149,033 and 17,869,283, respectively	1,917	1,789
Paid in Capital	856,301	510,913
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(689,017))	(449,972)

Total Stockholders' Equity	169,201	76,871

Total Liabilities and Stockholders' Equity	$295,358	$170,520

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statments of Operations
(unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue	$344,686	$246,465	$145,989	$168,483

Cost of Sales	152,973	130,664	35,694	67,247

Gross Profit	191,713	115,801	110,295	101,236

Expenses
General and Administrative	331,173	323,734	136,078	94,953
Professional Fees	99,585	63,869	70,532	2,827

Total Expenses	430,758	387,603	206,610	97,780

Net Income / (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Basic and Diluted
(Loss) per Share	$(0.01)	$(0.02)	$(0.01)	$0.00

Weighted Average
Number of Shares	18,136,177	17,640,886	18,136,177	17,640,886

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Restated Statements of Stockholders' Equity
(unaudited)
For the Year Ended May 31, 2006 and the Nine Months Ended February 28, 2007

			Paid		Foreign
	Common Stock		in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity

Balance, May 31, 2005	16,751,963	$1,676	$238,836	$(87,527)	$3,727	$(87,999)	$68,713

Cash Received on Subscription
Receivable	-	-	-	87,527	-	-	87,527

Sale of Common Stock	1,007,320	101	227,589	-	-	-	227,690

Common Stock issued in relation to
the August 2005 Acquisition	15,000	2	14,998	-	-	-	15,000

Common Stock issued for services	295,000	30	29,470	-	-	-	29,500

Shares returned and Cancelled	(200,000)	(20)	20	-	-	-	-

Currency Translation					10,414		10,414

Net Loss						(361,973)	(361,973)

Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-

Sale of Common Stock	734,000	73	188,427				188,500

Common Stock issued for services	225,750	23	62,852				62,875

Shares issued for Conversion of Debt	320,000	32	79,968				80,000

Net (Loss)						(239,045)	(239,045)

Balance, February 28, 2007	19,149,033	$1,917	$856,301	$-	$-	$(689,017)	$169,201

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Restated Statements of Cash Flows
(unaudited)

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Operating Activities

Net Income (Loss)	$(239,045)	$(271,802)	$(96,315)	$3,456

Significant Non-Cash Transactions
Stock issued for service	62,875	30	50,000	(20)
Contributed Capital	14,141	18,096	-	-
Depreciation / Amortization Expense	12,696	3,030	2,774	1,010
Foreign Currency Translation	(14,141)	(3,177)		2,974
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	(19,672)	(34,708)	(33,004)	(22,950)
(Increase)/Decrease in Accounts Receivable	(17,884)	(4,846)	2,133	17,847
(Increase)/Decrease in Other Assets	187	3,759	167	150
(Increase)/Decrease in Prepaid Expense	(17,960)	-	(17,960)	-
Increase/(Decrease) in Payables	(28,891)	8,122	16,763	25,067
Net Cash Used by Operating Activities	(247,694)	(281,496)	(75,442)	27,534

Investment Activities
Purchase of Network Infastructure	688	(25,875)	-	(25,875)
Equipment Purchase	1,357	(18,390)	-	(6,869)
Net Cash Provided (Used) by Investment Activities	2,045	(44,265)	-	(32,744)

Financing Activities
Proceeds from Shareholder Loans	146,514	1,359	8,498	(1,160)
Proceeds/(Payments) - Equipment Financing	(5,115)	(2,274)	(2,098)	(726)
Proceeds from sale of Common Stock	188,500	302,716	178,500	58,980
Net Cash Provided by Financing Activities	329,899	301,801	184,900	57,094

Net Increase / (Decrease) in Cash	84,250	(23,960)	109,458	51,884

Cash, Beginning of Period	43,538	86,876	18,330	11,032
Cash, End of Period	$127,788	$62,916	$127,788	$62,916

Significant Non-Cash Transactions:
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital.
The company issued 320,000 common shares to convert $80,000 in shareholder loans.

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

The Statement of Cash flows for the nine month period ended February 28, 2007 has been restated to correct the non-cash repayment of debt.

The aforementioned adjustments had no impact on the previously reported net loss from operations or net loss.

Accounting Basis

The accompanying unaudited consolidated financial statements of The Tradeshow Marketing Company Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three  and nine month periods ended February 28, 2007, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB as amended for the fiscal year ended May 31, 2006.

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

Translation of Currency

The company’s headquarters were in Canada through May 31, 2006. The Company maintained its financial records in $CDN.  For the sake of reporting the Balance Sheet, amounts were converted to United States dollars using the exchange rate at the end of each period.  Income statement amounts were converted using an average rate for the period resulting in a translation gain or loss for each period shown.

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

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the assets useful lives, which are 5 to 7 years. Maintenance and repairs are charged to expense as incurred.

	February 28, 2007	May 31, 2006
Equipment	$27,050	$32,387
Accumulated Depreciation	(5,331)	(3,582)
Equipment - Net	$21,719	$28,805

Vehicle	$24,041	$24,041
Accumulated Depreciation	(12,431)	(9,736)
Vehicle - Net	$11,610	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(15,297)	(8,265)
Network Infrastructure - Net	$38,803	$43,763

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

Nine Months  Ended February 28, 2007

On June 1, 1006 the Company recorded $14,141 contributed capital to eliminate the accumulated foreign currency translation balance.

On August 30, 2006 the Company issued 20,000 common stock in a private placement for $10,000.

On October 15, 2006 the Company issued 25,750 common stock for services valued at $12,875.

On December 30, 2006 the Company issued 200,000 common stock at $0.25 per share for services valued at $50,000.

On January 15, 2007 the Company issued 714,000 common stock at $0.25 per share for $178,500 cash and 320,000 common stock at $0.25 for the conversion of $80,000 shareholders loan.

NOTE 4.                      NOTES PAYABLE – RELATED PARTY TRANSACTION

A shareholder has provided operational financing to the company on an unsecured, non-interest bearing, demand note.

NOTE 5.                      OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year.  These leases originally were set to expire in March 2007, however, subsequent to end of the period, the leases were extended through December 2008 and December 2011, respectively. Additionally, the Company entered into a lease agreement for office space for the franchise division on February 28, 2007, with such lease scheduled to expire on February 28, 2010.  The Company holds an option for a two year renewal on this lease.  The extensions on the previous leases, and the new lease are both reflected in the future minimum payment schedule below.

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Office Space	$65,184	$65,184	$65,184	$65,184	$65,184

NOTE 6.                       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has an accumulated deficit of approximately $689,000.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of developing specialty retail products, purchasing retail stores in malls and developing product infomercials.

NOTE  7.                       THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the recent accounting standards and their effect on the Company.

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

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Office space	$65,184	$65,184	$65,184	$65,184	$65,184

Result of Operations
Third Quarter of 2007 Compared to Third Quarter of 2006
The following overview provides a summary of key information concerning our financial results for third quarter of our fiscal year ending May 31st,2007:

	Three Months Ended
	February 28,		Increase
	2007	2006	(Decrease)

Revenue	$145,989	$168,483	$(22,494)

Cost of Sales	35,694	67,247	(31,553)

Gross Profit	110,295	101,236	9,059

Expenses
General and Administrative	136,078	94,953	41,125
Professional Fees	70,532	2,827	67,705

Total Expenses	206,610	97,780	108,830

Net Income / (Loss)	$(96,315)	$3,456	(99,771)

Revenue

For the three months ended February 28, 2007, revenues decreased by $22,494 compared to the three months ended February 28, 2006. The decrease was due to the fact that there were no sales in the Canadian market during the current fiscal year. During this period, management decided to focus its entire effort in the USA.

Cost of Sales & Gross Profit

For the three months ended February 28, 2007, cost of sales decreased by $31,553 compared to the three months ended February 28, 2006.The decrease reflects the lack of activity in the Canadian market and consequent reduction in Canadian purchases for resale as well as freight and courier charges to Canada.
For the three months ended February 28, 2007 gross profit increased by $9,059 compared to the three months ended February 28, 2006. This reflects the benefit of consolidating our  efforts exclusively on the US market during  this period of time.

Expenses

There was an increase of $41,125 in general and administrative expenses for the third quarter of 2007  compared to the third quarter of 2006. Additional staff was hired for the Arizona stores, and also employees were given incentives in the form of sales bonuses resulting in increased wages and employee benefits.  There was an increase of $67,705 for additional consulting fees connected  with legal accounting and franchise development fees.

Net Loss

Our net loss for the third quarter of fiscal year May 31, 2007 was $96,315 compared to income of $3,456 for the third quarter of fiscal year May 31, 2006. The loss is reflective of the increase in professional and consulting fees as well employee wages and benefits, which were deemed necessary by management in order to focus our sales and marketing efforts.

Results of Operations

First Nine Months ended February 28, 2007 compared to First Nine Months  ended February 28, 2006

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending May 31st ,2007:

	Nine Months Ended February 28,		Increase
	2007	2006	(Decrease)

Revenue	$344,686	$246,465	$98,221

Cost of Sales	152,973	130,664	22,309

Gross Profit	191,713	115,801	75,912

Expenses
General and Administrative	331,173	323,734	7,439
Professional Fees	99,585	63,869	35,716
Officer Compensation	-	-

Total Expenses	430,758	387,603	43,155

Net Income / (Loss)	$(239,045)	$(271,802)	$32,757

Revenue

The company generated revenues of $ 344,686 from operations during the first nine months of the fiscal year ended May 31, 2007 compared to $ 246,465 for the same period in the previous fiscal year. The increased revenue was primarily due to sales over the internet as well as increased sales at stores.

Cost of Sales & Gross Profit

For the nine months ended February 28, 2007, cost of sales increased by $22,309 compared to the nine months ended February 28, 2006.The increase reflects the additional purchase of stock and freight charges required to support the additional sales.

For the nine months ended February 28, 2007 gross profit increased by $75,912 compared to the nine months ended February 28, 2006. This reflects the benefit of our increased sales efforts.

Expenses

There was an increase of $7,439 in general and administrative expenses for the first nine months of  the fiscal year ending May 31, 2007 compared to the first nine months of the fiscal year ending May 31, 2006. This increase was comprised of advertising expenses in connection with promoting the web site to drive internet sale of products. There was an increase in professional fees of $35,716 connected with additional legal, accounting and franchise development fees.

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

The financial statements accompanying this quarterly report contemplate the Company’s continuation as a going concern. However, the Company has sustained substantial losses.  Additional funding will be necessary to continue development and marketing of our products. The Company intends to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months.

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

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some ofthe assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

ITEM  3. CONTROLS AND PROCEDURES

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

During the period ended February 28, 2007, the Company sold 734,000 shares of its common stock at $0.25 per share to accredited investors and/or friends and family of affiliates of the Company in private offerings. We received net proceeds of $178,500 and used those funds primarily for operating expenses including expenses related to the franchise development division. The Company also issued 320,000 common shares in relation to the conversion of a shareholder loan payable in the amount of $80,000 to equity.  The Company believes that all of the aforementioned issuances are exempt from registration under Section 4(2) of the Securities Act.

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: December 23, 2007	By:	/s/ Luniel de Beer
Luniel de Beer President and CEO

Date: December 23, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk Chief Financial Officer