Form 10QSB
period 2007-08-31
Tradeshow Marketing Co. Ltd.
filed 2008-01-03
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

August 31, 2007

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

  The Tradeshow Marketing Company, Ltd.
Balance Sheets

	Aug 31, 2007	May 31, 2007
	(unaudited)

ASSETS
Current Assests
Cash and Cash Equivalents	$14,118	$136,815
Merchant Service Holdbacks	4,983	5,257
Prepaid Expenses	19,280	17,645
Inventory	22,027	36,041
Total Current Assets	60,408	195,758

Long term Assets
Furniture & Equipment - Net	55,152	31,877
Vehicles - Net	6,990	8,426
Network Infrastructure & Software - Net	30,671	33,704
Other Assets	23,648	7,553
Total Long Term Assets	116,461	81,560

Total Assets	$176,869	$227,318

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$20,480	$28,277
Accured Liabilities	43,240	-
Shareholder Loan - Related Party	88,818	88,818
Current Portion - Vehicle Loan	5,484	5,484
Total Current Liabilities	158,022	122,579

Vehicle Loan	5,020	6,564

Total Liabilities	163,042	129,143

Stockholders' Equity

Common Stock, authorized 50,000,000
shares, par value $0.0001, 20,777,533 and
20,342,533 issued and outstanding at
Augus 31, 2007 and May 31, 2007	2,081	2,037
Paid in Capital	1,251,387	1,142,681
Accumulated Deficit	(1,239,641)	(996,543)

Total Shareholders' Equity	13,827	148,175

Total Liabilities and Stockholders' Equity	$176,869	$277,318

The Tradeshow Marketing Company, Ltd.
Statments of Operations
(unaudited)

	Three Months Ended
	August 31, 2007	August 31, 2006

Revenue	$89.895	$132,540

Cost of Sales	50,371	78,689

Gross Profit	39,524	53,851

Expenses

General and Administrative	249,110	83,592
Professional Fees	33,512	3,322

Total Expenses	282,622	86,914

Net Loss	$(243,098)	$(33,063)

Other Comprehensive Income/(Loss)
Currency Translation	-	-

Comprehensive Income (Loss)	$(243,098)	$(33,063)

Basic and Diluted
Loss per Share	$(0.01)	$0.00

Weighted Average
Nubmer of Shares	20,548,892	17,882,761

The Tradeshow Marketing Company, Ltd.
Statements of Stockholders' Equity
For the Year Ended May 31, 2007 and the Three Months Ended August 31, 2007

				Foreign
	Common Stock		Paid in	Currency	Accumulated	Total
	Shares	Amount	Capital	Translation	Deficit	Equity
Balance, May 31, 2006	17,869,283	1,789	510,913	14,141	(449,972)	76,871

Contributed Capital			14.141	(14.141)		-

Sale of common stock	1,740,000	174	439,826			440.000

Shares issued for Services	365,750	37	97,838			97.875

Shares issued for conversion
of Debt at $0.25 per share	320,000	32	79,968			80.000

Shares per adjustment
provisions of prior acquisition	47,500	5	(5)			0

Net Loss					(546,571)	(546,571)
Balance, May 31, 2007	20,342,533	2,037	1,142,681	-	(996,543)	148,175

Shares issued for Services	80,000	8	19,992			20,000

Sale of common stock	335,000	36	88,714			88,750

Net Loss					(243,098)	(243,098)
Balance, August 31, 2007	20,777,533	$2,081	$1,251,387	$-	$(1,239,241)	$13,827

The Tradeshow Marketing Company, Ltd.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	August 31, 2007	August 31, 2006

Operating Activities

Net Loss	$(243,098)	$(33,063

Significant Non-Cash Translation
Stock issued for service	20,000	-
Depreciation/Amortization Expense	7,807	4,299
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	14,014	5,050
(Increase)/Decrease in Accounts Receiveable	274	(20,983)
(Increase)/Decrease in Other Assets	(16,095)	-
(Increase)/Decrease in Prepaid Expense	(1,635)	-
Increase/(Decrease) in Accured Expense	43,240	-
Increase/(Decrease) in Payables	(7,797)	(15,039)
Net Cash Used by Operating Activities	(183,290)	(53,736)

Investment Activities
Purchase of Network Infastructure	-	(2,091)
Equipment Purchase	(26,613)	5,436
Net Case Provided (Used) by Investing Activities	(26,613)	3,345

Financing Activities
Proceeds from Shareholder Loans	-	33,410
Proceeds/(Payments) - Equipment Financing	(1,544)	(1,561)
Proceeds from sale of Common Stock	88,750	10,000
Cash Provided by Financing Activities	87,206	41,843

Net Decrease in Cash	(122,697)	(14,542)

Cash, Begining of Period	136,815	43,538

Cash, End of Period	$14,118	$28,996

THE TRADESHOW MARKETING COMPANY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(August 31, 2007 and May 31, 2006)

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

Adjustments within Financial Statements

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2006 financial statements please refer to the restated financials for details.

The Balance Sheet and Statement of Stockholders’ Equity has been adjusted to reflect the increase in Paid in Capital of $14,141 to eliminate the $14,141 accumulated foreign currency translation.

Accounting Basis and Consolidation

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the three month period ended August 31, 2007, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

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

	31-Aug-07	31-May-07
Equipment	$65,959	$39,346
Accumulated Depreciation	(10,807)	(7,469)
Equipment – Net	$55,152	$31,877

Vehicle	$23,906	$23,906
Accumulated Depreciation	(16,916)	(15,480)
Vehicle - Net	$6,990	$8,426

Network Infrastructure	$54,100	$54,100
Accumulated Depreciation	(23,429)	(20,396)
Network Infrastructure – Net	$30,671	$33,704

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

	August 31,
	2007	2006

Numerators for Basic and Diluted EPS
Net income/(loss) to common shareholders	$(243,098)	$(33,063)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	20,394,547	17,882,761

Basic and Diluted Earnings/(Loss) Per Share	$(0.01)	$(0.00)

NOTE 3.                      SEGMENT INFORMATION

The Company operates in two reportable business segments:  Retail and Franchise Sales.  The Retail segment is principally engaged in the operation of two retail outlets specializing in “As Seen on TV” products.  On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises that operate retail stores under the tradename “Sandstrom OnTV.”  The following table presents segment activity for the quarter ended August 31, 2007:

	As Seen
	On TV	Sandstorm	Tradeshow	Consolidated

Revenue	$89,833	$-	$62	$89,895

Cost of Sales	50,371	-	-	50,371

Gross Profit	39,462	-	62	39,524

Expenses
General and Administrative	83,277	120,853	6,179	210,309
Marketing and Advertising	77	32,532	-	32,609
Professional Fees	-	15,991	23,713	39,704

Total Expenses	83,524	169,376	29,892	282,622

Net Loss	$(43,892)	$(169,376)	$(29,830)	$(243,098

NOTE 4.                      STOCKHOLDERS’ EQUITY

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

Transactions for the Three Months Ended August 31, 2007

During the three months ended August 31, 2007 the Company issued 80,000 common shares for services valued at $20,000 and 355,000 common shares in a private placement for $88,750 cash.

NOTE 4.                      OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating leases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $9,830 or $117,969 per year.  These leases expire in December 2008 and December 2011 respectively.  The Company also has a lease for office space in the Scottsdale Airpark.  The monthly payment is $5,432 or $65,184 per year.  The lease expires in February 2010 with an option for a 2 year renewal.  The numbers shown below assume that the company will be able to renew its leases  and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$117,969	$117,969	$117,969	$117,969	$117,969
Office Space	$65,184	$65,184	$65,184	$65,184	$65,184

NOTE 5.                       GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has accumulated a total loss of [Missing Graphic Reference] since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company operates in two reportable business segments:  Retail and Franchise Sales.  The Retail segment is principally engaged in the operation of two retail outlets specializing in “As Seen on TV” products.

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises that operate retail stores under the tradename “Sandstrom OnTV.

For the period ended August 31, 2007 our sales revenue has come primarily from our retail stores .

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

On December 23, 2005 the company announced the launch of its first eCommerce website for ON TV products. The site, located at www.ontvco.com, offers direct access to classic and the most popular ON TV Items. The site is managed by the company’s Chief Technical Officer and orders are fulfilled through the Paradise Valley retail store in Phoenix Arizona.

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

Result of Operations
First  Quarter of 2008 Compared to First Quarter of 2007
The following overview provides a summary of key information concerning our financial results for :
First quarter of our fiscal year ending May 31st, 2008:
The Company operates in two reportable business segments:  Retail and Franchise Sales.  The Retail segment is principally engaged in the operation of two retail outlets specializing in “As Seen on TV” products.  On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises that operate retail stores under the tradename “Sandstrom OnTV.”  The following table presents segment activity for the quarter ended August 31, 2007:

	As Seen
	On TV	Sandstrom	Tradeshow	Consolidation

Revenue	$89,833	$-	$62	$89,895

Cost of Sales	50,371	-	-	50,371

Gross Profit	39,462	-	62	39,524

Expenses
General and Administrative	83,277	120,853	6,179	210,309
Marketing Advertising	77	32,532	-	32,609
Professional Fees	-	15,991	23,713	39,704

Total Expenses	83,354	169,376	29,892	282,621

Net Profit / (Loss)	$(43,892)	$(169,376)	$(29,830)	$(243,098)

	Three Months Ended
	August 31,	August 31,	Increase
	2007	2006	(Decrease)

	$	$
Revenue	89,895	132,540	(42,645)

Cost of Sales	50,371	78,689	(28,318)

Gross Profit	39,524	53,851	(14,327)

Expenses
General and Administrative	249,110	83,592	165,518
Professional Fees	33,512	3,322	30,190

Total Expenses	282,622	86,914	195,708

Net Profit / (Loss)	$(243,098)	$(33,063)	$(210,035)

Revenue

 For the three months ended August 31, 2007  revenues decreased by $42,645 compared to the three months ended August 31, 2006. The decrease was due to the fact that there were no sales in the Canadian market during this quarter. During this period, management decided to focus its entire effort in the USA.

There were no internet sales during this period as the company decided to focus its resources and energy on developing the franchise model.

Cost of Sales & Gross Profit

For the three months ended August 31, 2007 cost of sales decreased by $23,318 compared to the three months ended August 31, 2006.The decrease reflects the lack of internet activity and also the lack of activityin the Canadian market and consequent reduction in purchases for resale.

For the three months ended August 31, 2007 gross profit decreased by $14,327 compared to the three months ended August 31, 2006.

 Expenses

There was an increase of $ 165,518 in general and administrative expenses for the three months ended August 31, 2007  compared to the three months ended August 31, 2006. The increase was due to the concerted effort being made to develop the Sandstrom On TV franchise component of the business. Additional staff was hired for the franchise division , and the company  maintains a separate office location for the franchise. Sandstrom On TV marketing fees, included in general expense were  $32,531. There was an increase of $30,190 for professional  fees connected  with legal accounting and franchise development fees.

Net Loss

Our net loss for the three months ended August 31, 2007 was $243,098 compared to a loss of 33,063 for the three months ended August 31, 2006 . The loss is reflective of the increase in professional and consulting fees as well employee wages  and benefits , which were deemed necessary by management in order to develop and promote our franchise sales effort.

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

Liquidity and Financial Condition
The Company had cash on hand of $14,118 as of August 31, 2007.  The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.

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
Stock Based Compensation:The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

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
The Company has an accumulated deficit of approximately $1,400,00 at August 31, 2007.  Our net loss for the three months ended August 31, 2007 was $243,098 compared to a loss of $33,063 for the three months ended August 31, 2006 . The loss is reflective of the increase in professional and consulting fees as well employee wages and benefits , which were deemed necessary by management in order to develop and promote our franchise sales effort.

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

Seasonality
The Companies sales are quite seasonal, increasing with the shopping trends associated with the retail industry of sales peaking during the holiday season. In the prior  year, a substantial portion of our total revenues and all or most of our earnings came in the third quarter ending February 28. The results of operations for this quarterly period are not necessarily indicative of the results for the full fiscal year.

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

ITEM 2      RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this Report, the Company sold 355,000 shares of its common stock at $0.25 per share to accredited investors and/or friends and family of Company affiliates pursuant to a private offering. We received net proceeds of $88,750 and used those funds primarily for operating expenses including expenses related to the franchise development division. We believe that the issuance of such shares is exempt from registration under Section 4(2) of the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the period ended August 31, 2007

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

THE TRADESHOW MARKETING COMPANY, LTD.

Date: November 28 , 2007	By:	/s/ Luniel de Beer
Luniel de Beer
President and CEO

Date: November 28, 2007	By:	/s/ Peggie-Ann Kirk
Peggie-Ann Kirk
Chief Financial Officer