Form 10KSB/A
period 2007-05-31
Tradeshow Marketing Co. Ltd.
filed 2008-01-04
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 [Missing Graphic Reference]

FORM 10-KSB/A

Amendment No. 2

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

Commission File Number:   000-52075

[Missing Graphic Reference]
THE TRADESHOW MARKETING COMPANY, LTD.
(Name of Small Business Issuer in Its Charter)

Nevada	06-175-4875
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

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

Number of shares of the Company’s common stock outstanding as of December 19, 2007 was:  22,394,323

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

On June 1st, 2006, the Company announced the launch of its Smart Heat Sauna product a private label product.On August 30th, 2006 the company announced the launch of its Infinity Flashlight product another private label product.  Both products are sold in the companies stores and on its website.

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

	Bid
Quarter	High	Low
2004
November- 2004	$0.15	$0.12
2005
Dec - Feb 2005	$0.15	$0.097
Mar - May 2005	$0.49	$0.13
Jun - Aug 2005	$0.50	$0.25
Sept – Nov 2005	$0.50	$0.32
2006
Dec - Feb 2006	$0.45	$0.28
Mar - May 2006	$0.43	$0.19
Jun - Aug 2006	$0.24	$0.20
Sept – Nov 2006	$0.24	$0.12
2007 Fiscal Year
Dec – Feb	$0.38	$0.20
Mar – May	$0.74	$0.28

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

On May 15, 2007, the Company issued 1,006,000 Rule 144 restricted shares of its common stock at $0.25 per share  pursuant to various subscription agreements for an aggregate of $251,500 cash.  These shares were sold to various accredited investors and/or friends and family of Company affiliates.  The Company believes that the 1,006,000 shares were exempt from registration under Section 4(2) of the Securities Act.

As of May 31, 2007 the Company had approximately fifty holders of record of its Common Stock. This does not include beneficial owners holding shares in street name.

The Company issued a total of 2,473,250 shares of its Common Stock during fiscal year ended May 31, 2007. Of those shares, 605,750 shares were for services, 400,000 shares were issued for conversion of debt to Common Stock, and 47,500 were additional shares issued related to the July 2005 Asset Purchase Agreement. 1,740,000 were issued to investors pursuant to a private offering. We received net proceeds of $440,400 and used those funds primarily for operating expenses including expenses relayed to the franchise development division.  We issued these shares in a transaction exempt from registration under Section 4(2) of the Securities Act.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

For the year ended May 31, 2007 the bulk of our sales revenue (79%) came from our retail stores. Our Internet sales commenced in February 2006 and have experienced moderate growth, comprising 11% of total sales for the 4 month period from Feb 1, 2006 to May 31, 2006. For the year ended May 31, 2007, the Company’s sales from tradeshows decreased dramatically due primarily to a decision not to attend any tradeshows, as sales efforts were being focused on the retail and internet channels.

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

To implement our franchise concept and strategy, we engaged Norm Friend, a franchising expert, to create an area franchising development strategy for the Company’s Sandstrom stores. Mr. Friend has written several books on franchising and wrote the Company’s manuals for franchise offerings. The manuals and the franchise plan were completed and submitted to the Company November 3, 2005.  Although Mr. Friend still serves on the board of directors and offers his valuable input on February 07, 2007 the company announced Mr. Tim McCarthy as VP of franchise sales. Tim's proven expertise in franchise development, specialty retail, training and sales will enable the Company to move  forward decisively in its  franchising efforts.

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

Revenues

The following discussion is based on our consolidated financial statements:

For the fiscal year ended on May 31, 2007, we generated revenue of $434,512, an increase of 18.8% over the previous fiscal year. Contributing greatly to the increase of sales has been the continued operation of the stores and our website.  For fiscal 2007, there were no direct sales from home and tradeshows. This is a decrease of $36,779 or 100% for fiscal 2007 from fiscal 2006. This decrease was due primarily to a decision not to attend any shows, as sales efforts were being focused on the retail and internet channels.  For fiscal 2007, 85% of the total sales were generated by sales from the retail outlets. In fiscal 2006, the stores generated 79% of total sales. For fiscal 2007, Internet sales from our website, which was launched on December 23, 2005, comprised 15% of total sales revenue, an increase of 4% over the previous year. Approximately, 95% of internet sales were of two products- The Blendy Pens and The Smart Heat Saunas.

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

For each of the fiscal years ended May 31, 2006 and May 31, 2007, we recognized losses from operations. Net loss from operations for the twelve months ended May 31, 2006 was $361,973. Net loss from operation for the twelve months ended May 31, 2007, was $564,571.  The increase in operating loss of $184,598 between the fiscal years ended in May 31, 2006 and May 31, 2007 was due to increased general and administrative expenses of $184,598 and increased professional expenses of $18,674. For the fiscal years ending May 31, 2007 and 2006, officer compensation was approximately $187,000 and $117,500, repsectively

General, administrative and professional expenses for fiscal 2007 increased to $750,318 in 2007 from $522,467 in 2006. The increase in operating loss of $184,598 between the fiscal years ended in May 31, 2006 and May 31, 2007 was due to increased general and administrative expenses of $233,677. The general and administrative fees of $599,654 include operating expenses including facility rental and payroll expense for operation of the retail stores and subcontract fees for investor relations purposes. The professional fees of $150,664 include  accounting and legal resulting from Sarbanes-Oxley compliance and also web development consulting fees.

As at May 31, 2006, we had $43,538 in cash. On May 31, 2007, we had $136,815 in cash, representing a year over year increase of $93,277 or 214%. At May 31, 2006, we had total current assets of $79,974 that consisted of cash, cash equivalents and inventory, and total current liabilities of $80,580 with total current assets exceeding total current liabilities by $606. At May 31, 2007, we had total current assets of $195,758 and total current liabilities of $122,579 with total current assets exceeding total current liabilities by $73,179. The increase in current liabilities for the twelve-month period ended May 31, 2007 was due to an increase in the shareholder loan of $60,145 over the previous fiscal year . The accounts payable decreased by  $18,146 over the previous fiscal year.

Cash received from financing activities for the fiscal year ended May 31, 2006, was $325,941. For the fiscal year, which ended on May 31, 2007 cash received from financing activities was $573,640. Cash utilized in operations for the fiscal year that ended on May 31, 2006 was $303,262. Cash utilized in operations for the fiscal year, which ended on May 31, 2007, was $392,032 an increase of $164,760 which was due to increases in general and administrative services as well as consulting and professional services. As at May 31, 2007, the Company had an ending cash balance of $136,815.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses for the years ended May 31, 2007 and May 31, 2006, and has an accumulated deficit of approximately $1,000,000 and $450,000, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tradeshow Marketing Company Ltd

We have audited the accompanying balance sheet of Tradeshow Marketing Company Ltd as of May 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradeshow Marketing Company Ltd as of May 31, 2007 ad 2006 and the results of its operations and its cash flows for the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has accumulated a total loss of $996,543 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 12, 2007
Except Note 1 and 2 – December 12, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

THE TRADESHOW MARKETING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2007*	2006

ASSETS

Current Assets
Cash and Cash Equivalents (restated)	136,815	43,538
Merchant Service Holdbacks (restated)	5,257	-
Prepaid Expenses	17,645	-
Inventory	36,041	36,436
Total Current Assets	195,758	79,974

Long Term Assets
Equipment - Net	31,877	28,805
Vehicles – Net	8,426	14,305
Network Infrastructure & Software	33,704	43,763
Other Assets	7,553	3,673

Total Long Term Assets	81,560	90,546

Total Assets	277,318	170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	28,277	46,423
Shareholder Loan - Related Party	88,818	28,673
Current Portion - Vehicle Loan	5,484	5,484
Total Current Liabilities	122,579	80,580

Vehicle Loan	6,564	13,069

Total Liabilities	129,143	93,649

Stockholders' Equity

Common Stock, authorized
50,000,000 shares, par value $0.0001,
issued and outstanding on May 31,
2007 and May 31, 2006 is 20,342,533
and 17,869,283 respectively	2,037	1,789
Paid in Capital	1,142,681	510,913
Accumulated Currency Translation	-	14,141
Accumulated Deficit	(996,543)	(449,972)

Total Stockholders' Equity	148,175	76,871

Total Liabilities and Stockholders' Equity	277,318	170,520

* As restated

The Accompanying Notes are an Integral Part of the Financial Statements.

THE TRADESHOW MARKETING CO LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31,	May 31,
	2007	2006

Revenue	$434,512	$365,563

Cost of Sales	230,765	205,069

Gross Profit	203,747	160,494

Expenses
General and Administrative	599,654	390,477
Professional Fees	150,664	131,990

Total Expenses	750,318	522,467

Net Loss	(546,571)	(361,973)

Other Comprehensive Income
Currency Translation	-	10,414

Comprehensive Income	$(546,571)	$(351,559)

Basic and Diluted
Loss per Share	$(0.03)	$(0.02)

Weighted Average
Number of Shares	18,398,557	17,640,886

The Accompanying Notes are an Integral Part of the Financial Statements

THE TRADESHOW MARKETING CO LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended May 31, 2007* and 2006

	Common Stock		Paid in	Subscriptions	Currency	Accumulated	Total
	Shares	Amount	Capital	Receivable	Translation	Deficit	Equity

Balance, May 31, 2005	16,751,963	$1,676	$238,836	$(87,527)	$3,727	$(87,999)	$68,713

Cash Received on
Subscription Receivable				87,527			87,527

Sale of common stock	1,007,320	101	227,589				227,690

Shares issued for Acquisition
at $1.00 per share	15,000	2	14,998				15,000

Shares issued for Services
at $0.10 per share	295,000	30	29,470				29,500

Shares returned and Cancelled	(200,000)	(20)	20				-

Currency Translation					10,414		10,414

Net Loss						(361,973)	(361,973)
Balance, May 31, 2006	17,869,283	1,789	510,913	-	14,141	(449,972)	76,871

Contributed Capital			14,141		(14,141)		-

Sale of Common Stock	1,740,000	174	439,826				440,000

Shares issued for Services	365,750	37	97,838				97,875

Shares issued for Conversion	320,000	32	79,968				80,000

Shares per adjustment
provision of prior acquisition	47,500	5	(5)				-

Net Loss						(546,571)	(546,571)
Balance, May 31, 2007	20,342,533	$2,037	$1,142,681	$-	$-	$(996,543)	$148,175

The accompanying notes are an integral part of these statements

* As restated

The Accompanying notes are an integral part of these financial statements

THE TRADESHOW MARKETING CO LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended
	May 31,	May 31,
	2007 *	2006

Operating Activities
Net Profit / (Loss)	$(546,571)	$(361,973)
Significant Non-Cash Transactions
Stock issued for service	97,875	29,500
Stock issued to acquire inventory	-	5,000
Contributed Capital	14,141	10,414
Depreciation / Amortization Expense	11,056	15,542
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	395	(30,382)
(Increase)/Decrease in Accounts Receivable	(5,247)	-
(Increase)/Decrease in Other Assets	(3,880)	3,901
(Increase)/Decrease in Prepaid Expense	(17,645)	-
Increase/(Decrease) in Payables	(18,146)	27,736
Net Cash Used by Operating Activities	(468,022)	(300,262)

Investment Activities
Purchase of Network Infrastructure	-	(52,029)
Equipment Purchase	(12,331)	(16,988)
Cash Used by Investment Activities	(12,331)	(69,017)

Financing Activities
Proceeds from Shareholder Loans (restated)	146,514	14,833
(Payments) of Shareholder Loans	(6,369)	(1,160)
Proceeds/(Payments) - Equipment Financing	(6,505)	(2,949)
Proceeds from Subscriptions Receivable	-	87,527
Proceeds from sale of Common Stock	440,000	227,690
Cash Provided by Financing Activities	573,640	325,941

Net Increase / (Decrease) in Cash	93,277	(43,338)

Cash, Beginning of Period	43,538	86,876

Cash, End of Period	$136,815	$43,538

Significant Non-Cash Transactions:
The Company issued 320,000 common shares to convert $80,000 of shareholder loans.
The company relocated its home office to the U.S. and adjusted the foreign currency translation to contributed capital.

Supplemental Information:
Interest Paid	$6,754	$11,620
Income Taxes Paid	$-	$-

* As restated

The Accompanying Notes are an Integral Part of the Financial Statements

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

The Consolidated Statements of Cash Flows for the year ended May 31, 2007 has been restated to correct the classification of a conversion of debt to equity as a non-cash financing activity. This correct had no effect on the previously reported Net Loss from Operations or the Net Loss.

Additional reclassifications have been made for the years ended May 31, 2007 and 2006 which had no effect on the financial statements.

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

	31-May-06	31-May-06
Equipment	$39,346	$32,387
Accumulated Depreciation	(7,469)	(3,582)
Equipment – Net	$31,877	$28,805

Vehicle	$23,906	$24,041
Accumulated Depreciation	(15,480)	(9,736)
Vehicle – Net	$8,426	$14,305

Network Infrastructure	$54,100	$52,028
Accumulated Depreciation	(20,396)	(8,265)
Network Infrastructure – Net	$33,704	$43,763

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

The Company has not issued any options or warrants since inception, or other dilutive securities.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

May 31,	2007	2006

Numerators for Basic and Diluted EPS
Net incomeloss attributable to common shareholders	$(546,571)	$(351,559)

Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	18,398,557	17,640,886

Basic and Diluted Loss Per Share	$(0.03)	$(0.02)

NOTE 3.                      CONSOLIDATION

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises to operate retail stores under the tradename “Sandstrom OnTV.”  These statements have been consolidated to reflect the operations of the Company and its subsidiary as follows:

	Tradeshow	Sandstrom		Consolidation	Total
	31-May-2007	31-May-2007	Ref	Eliminations	31-May-2007
Assets
Cash and Cash Equivalents	$68,863	$67,952		$-	$136,815
Accounts Receivable	5,257	-		-	5,257
Prepaid Expense	4,145	13,500		-	17,645
Inventory	36,041	-		-	36,041
Investment in Subsidiary	196,955	-	(a)	(196,955)	-
Equipment - Net	21,700	10,177		-	31,877
Vehicles - Net	8,426	-		-	8,426
Network Infrastructure & Software	33,704	-		-	33,704
Other Assets	3,486	4,067		-	7,553
Total Assets	$378,577	$95,696		$(196,955)	$277,318
					-
Liabilities and Equity
Liabilities:					-
Accounts Payable	$28,277	$-		$-	$28,277
Loan from Shareholder	88,818	-		-	88,818
Vehicle Loan	12,048	-		-	12,048
Total Liabilities	129,143	-		-	129,143

Equity:
Common Stock	2,037	100	(a)	(100)	2,037
APIC	1,142,681	196,855	(a)	(196,855)	1,142,681
Retained Deficit	(895,284)	(101,259)			(996,543)
Total Equity	249,434	95,696		(196,955)	148,175

Total Liabilities and Equity	$378,577	$95,696		$(196,955)	$277,318

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

On May 15, 2007, the Company issued 1,006,000 common shares at $0.25 per share in a private placement for $251,500 cash.

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

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

During the year, the Company used an outside consulting firm to assist in the preparation of quarterly and annual consolidated financial statements in accordance with US Generally Accepted Accounting Principles.  This outside outside consulting firm also reviews account reconciliations and all equity transactions.  Other than the described changes, no other Changes in internal controls over financial reporting occurred during the current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8A(T). Controls and Procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to transition period established by the Securities and Exchange Commission for newly public companies.

Item 8B.   Other Information.

None.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age, and position with our company of each director and executive officer are as follows:

Note: Marion Huff resigned as Chief Operating Officer and Director on September 17, 2007.
Note: Robert Detwiler resigned as Director on October 8, 2007
Note: Bruce Kirk resigned as Chief Executive Officer and President on October 30, 2007.
Note: Luniel de Beer was appointed Chief Executive Officer and President on October 30, 2007.

Name	Age	Position	Director/Officer Since
Mr. Bruce Kirk	63	Chief Executive Officer, President and Director	2003
Ms. Peggy-Ann Kirk	61	Chief Financial Officer and Director	2003
Mr. Norm Friend	51	Head of International Franchise Development and Director	2005
Mr. Luniel de Beer	36	Chief Technology Officer & Director	2005
Mr. Hashem Sharifi	54	Director	2005
Mr. Robert Detwiler	36	Director	2005
Mr. Tim McCarthy	45	Director	2007
Ms. Marion Huff	51	Director & Chief Operating Officer	2003

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

Mr. Kirk has acted as the President of the Company since its inception in December 03, 2003 until October 30,2007. Mr. Kirk spends approximately 10 hours per week researching the market and managing the company's affairs.

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

Mr. Luniel de Beer

Mr. de Beer has acted as the Chief Technology Officer of the Company from September 1, 2005 to the present. He has acted as the President and CEO of the company since October 30, 2007.

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

Robert Detwiler

Mr. Detwiler has acted as Director to the Company from August 01, 2005 to October 8, 2007.

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

Mr. Detwiler offered part-time services to the Company.

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

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over for the  fiscal years ending May 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company during fiscal years; (2) the Company’s most highly compensated executive officers as of May 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of May 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($)	TOTAL
Luniel de Beer (2)	2007	56,740		25,000				—	81,740
Chief Executive Officer & President	2006	64,000	—	10,000	—	—	—	—	74,000

Bruce Kirk	2007	4,000	—	5,000	—	—	—	—	9,000
Former Chief Executive Officer & President	2006	20,500	—	—	—	—	—	—	20,500

Peggie-Ann Kirk	2007	19,300		25,000				—	39,300
Principal Accounting Officer & Director	2006	12,000	—	10,000	—	—	—	—	22,000

Timothy McCarthy	2007	32,216	—	25,000	—	—	—	—	57,216
Vice President of Franchise Development & Director

(1)
Refelcts the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated based on the current share price of $0.25 as indicated by recent stock sales.

(2)	Mr. de Beer was appointed to serve as the Company’s Chief Executive Office and President on October 30, 2007.
(3)	Mr Bruce Kirk resigned as the Company’s Chief Executive Officer and President on October 30, 2007.

Director Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each person who was a director as of May 31, 2007.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Norm Friend		$2,500	(1)					$2,500

(1)
Refelcts the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Amounts are calculated based on the current share price as indicated by recent stock sales.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bruce Kirk 72 Strickland St. Nanaimo, BC V9R 4R9	10,020,000	49.2%
Common	Julia Sol[1] 20789-38 Avenue Langley, B.C. V3A 2V3	1,000,000	5%
		TOTAL = 11,020,000	54.2%
1 Mrs. Julia Sol is the adult daughter of Mr. Bruce Kirk

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Bruce Kirk 72 Strickland St. Nanaimo, BC V9R 4R9	10,020,000	49.2%
Common	Marion Huff 72 Strickland St. Nanaimo, BC V9R 4R9	50,000	0.25%
Common	Peggie-Ann Kirk 1002 - 5805 Balsam Street Vancouver, BC V6M 4B8	200,000	0.98%
Common	Robert Detwiler 1002 - 5805 Balsam Street Vancouver, BC V6M 4B8	210,000	1.03%
Common	Norm Friend 425 Southborough Drive West Vancouver, BC V7S 1M3	48,592	0.24%
Common	Hashem Sharifi 1050 Ala Moana Blvd. Honolulu, HI 96814	75,000	0.20%
Common	Luniel De Beer 648 237th PL SE Sammamish, WA 98074	200,000	0.98%
Common	Timothy McCarthy 9843 N Desert Rose Drive, Fountain Hills, AZ 85268	140,000	0.69%
		TOTAL =10,943,592	53.6%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

There were no reportable transactions pursuant to Item 404 of Regulation S-B.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December, 2007.

The Tradeshow Marketing Company, Ltd. a Nevada Corporation
By:
/s/ Luniel de Beer
Luniel de Beer Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of The Tradeshow Marketing Company, Ltd. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Luniel deBeer	Chief Executive Officer & Director	December 23, 2007
Luniel deBeer

/s/ Peggie-Ann Kirk	Chief Financial Officer, Principal Accounting Officer & Director	December 23, 2007
Peggie-Ann Kirk

/s/ Bruce Kirk	Director	December 23, 2007
Bruce Kirk
/s/ Timothy McCarthy	Director and Vice President of Franchise Development	December 23, 2007
Timothy McCarthy

47