Form 10QSB/A
period 2006-11-30
Tradeshow Marketing Co. Ltd.
filed 2008-01-14
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 4
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 001-32619

__________________________________________________

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

November 30, 2006

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
The Tradeshow Marketing Company, Ltd.
Balance Sheet
(unaudited)

		May 31,
	November 30	2006
	2006	(Audited)
	(Unaudited)	(Restated)

ASSETS

Current Assets
Cash and Cash Equivalents	$33,050	$43,538
Accounts Receivable	5,297	-
Inventory	23,104	36,436

Total Current Assets	61,451	79,974

Long Term Assets
Equipment - Net	22,139	28,805
Vehicles - Net	12,091	14,305
Network Infrastructure & Software	40,676	43,763
Other Assets	3,653	3,673

Total Long Term Assets	78,559	90,546

Total Assets	$140,010	$170,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$769	$46,423
Shareholder Loan - Related Party		28,673
Current Portion - Vehicle Loan	5,739	5,484

Total Current Liabilities	6,508	80,580

Vehicle Loan	9,797	13,069
Loan from Shareholder	166,689

Total Liabilities	182,994	93,649

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
For the year ended May 31, 2006 and the six months ended November 30, 2006

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

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Statements of Cash Flows
(unaudited)

	Six Months Ended		Three Months Ended
	November 30,		November 30,
	2006	2005	2006	2005

Operating Activities

Net Profit / (Loss)	$(142,730)	$(275,258)	$(109,667)	$(121,024)

Significant Non-Cash Transactions
Stock issued for service	12,875	50	12,875	50
Contributed Capital	-	18,096	-	-
Stock Cancelled	-	-	-	-
Subscriptions Receivable	-	-	-	-
Depreciation / Amortization Expense	8,567	2,020	4,343	1,010
Foreign Currency Translation	-	(6,151)		1,146
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	13,332	(11,758)	8,282	(74)
(Increase)/Decrease in Accounts Receivable	(5,297)	(22,693)	966	33,986
(Increase)/Decrease in Other Assets	20	3,609		259
Increase/(Decrease) in Payables	(158,887)	(16,945)	(30,615)	(4,978)

Net Cash (Used) by Operating Activities	(173,607)	(309,030)	(113,816)	(89,625)

Investment Activities
Purchase of Network Infastructure	(2,072)	-	-	-
Equipment Purchase	5,727	(11,521)	-	(6,222)

Cash Used by Investment Activities	3,655	(11,521)	-	(6,222)

Financing Activities

Proceeds from Shareholder Loans	138,016	2,519	104,606	1,767
Proceeds/(Payments) - Equipment Financing	(3,272)	(1,548)	(1,456)	(1,272)
Proceeds from sale of Common Stock	10,000	243,736	-	20,000

Cash Provided by Financing Activities	144,744	244,707	103,150	20,495

Net Increase / (Decrease) in Cash	(10,488)	(75,844)	(10,666)	(75,352)

Cash, Beginning of Period	43,538	86,876	28,996	86,384

Cash, End of Period	$33,050	$11,032	$18,330	$11,032

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

Liquidity and Financial Condition

The Company had cash on hand of $33,050 as of November 30, 2006.

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

ITEM  3 CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter, ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
The Company is not a party to any material legal proceedings and to Management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

No securities were sold during the period covered by this report that would be reportable under Item 701 of Regulation S-B.

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
THE TRADESHOW MARKETING COMPANY, LTD.
/s/Luniel de Beer	/s/ Peggie-Ann Kirk

President and CEO	Chief Financial Officer & Principal Accounting Officer

December 23, 2007