Form 10QSB
period 2007-11-07
Tradeshow Marketing Co. Ltd.
filed 2008-01-23
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2007
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

November 30, 2007

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

	November 30,	May 31,
	2007	2007
	(unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$54,427	$136,815
Merchant Service Holdbacks	4,000	5,257
Prepaid Expenses	26,794	17,645
Inventory	26,173	36,041
Total Current Assets	111,394	195,758

Long Term Assets
Furniture & Equipment - Net	78,000	31,877
Vehicles - Net	5,554	8,426
Network Infrastructure & Software - Net	27,639	33,704
Leasehold Improvements	5,640	-
Other Assets	7,553	7,553
Total Long Term Assets	124,386	81,560

Total Assets	$235,780	$277,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts Payable	$10,752	$28,277
Accrued Liabilities	44,135	-
Loan Payable - Related Party	128,803	88,818
Current Portion - Vehicle Loan	5,484	5,484
Total Current Liabilities	189,174	122,579

Vehicle Loan	3,406	6,564

Total Liabilities	192,580	129,143

Stockholders' Equity

Common Stock, authorized 50,000,000
shares, par value $0.0001, 22,269,323 and
20,342,533 issued and outstanding at
November 30, 2007 and May 31, 2007	2,234	2,037
Paid in Capital	1,634,431	1,142,681
Accumulated Deficit	(1,593,465)	(996,543)

Total Stockholders' Equity	43,200	148,175

Total Liabilities and Stockholders' Equity	$235,780	$277,318

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Statments of Operations
(unaudited)

	Six Months Ended		Three Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Revenue	$154,791	$198,697	$64,896	$66,157

Cost of Sales	79,673	117,279	29,302	38,590

Gross Profit	75,118	81,418	35,594	27,567

Expenses
General and Administrative	586,908	195,095	337,798	111,503
Professional Fees	85,132	29,053	51,620	25,731

Total Expenses	672,040	224,148	389,418	137,234

Net Loss	$(596,922)	$(142,730)	$(353,824)	$(109,667)

Basic and Diluted
Loss per Share	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted Average
Number of Shares	20,663,028	17,885,810	20,502,563	17,885,810

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Restated Statements of Stockholders' Equity
(unaudited)
For the Year Ended May 31, 2007 and the Six Months Ended November 30, 2007

				Foreign
	Common Stock		Paid in	Currency	Accumulated	Total
	Shares	Amount	Capital	Translation	Deficit	Equity
Balance, May 31, 2006	17,869,283	1,789	510,913	14,141	(449,972)	76,871

Contributed Capital			14,141	(14,141)		-

Sale of common stock	1,740,000	174	439,826			440,000

Shares issued for Services	365,750	37	97,838			97,875

Shares issued for Conversion
of Debt at $0.25 per share	320,000	32	79,968			80,000

Shares per adjustment
provision of prior acqusition	47,500	5	(5)			-

Net Loss					(546,571)	(546,571)
Balance, May 31, 2007	20,342,533	2,037	1,142,681	-	(996,543)	148,175

Shares issued for Services	147,750	16	41,922			41,938

Sale of common stock	1,673,600	170	423,479			423,649

Shares issued for conversion
of debt	105,440	11	26,349			26,360

Net Loss					(596,922)	(596,922)
Balance, November 30, 2007	22,269,323	$2,234	$1,634,431	$-	$(1,593,465)	$43,200

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
 Statements of Cash Flows
(unaudited)
	Six Months Ended
	November 30,	November 30,
	2007	2006
Operating Activities

Net Loss	$(596,922)	$(142,730)

Significant Non-Cash Transactions
Stock issued for service	41,938	12,875
Depreciation / Amortization Expense	19,575	8,567
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	9,868	13,332
(Increase)/Decrease in Merchant
Service Holdbacks	1,257	(20,017)
(Increase)/Decrease in Other Assets	(5,640)	20
(Increase)/Decrease in Prepaid Expense	(9,149)	-
Increase/(Decrease) in Accrued Expense	44,135	-
Increase/(Decrease) in Payables	(17,525)	(45,654)
Net Cash Used by Operating Activities	(512,463)	(173,607)

Investment Activities
Purchase of Network Infastructure	-	(2,072)
Equipment Purchase	(56,761)	5,727
Net Cash Provided (Used) by Investing Activities	(56,761)	3,655

Financing Activities
Proceeds from Loan Payable - Related Party	66,345	138,016
Proceeds/(Payments) - Equipment Financing	(3,158)	(3,272)
Proceeds from sale of Common Stock	423,649	10,000
Cash Provided by Financing Activities	486,836	144,744

Net Increase (Decrease) in Cash	(82,388)	(25,208)

Cash, Beginning of Period	136,815	43,538

Cash, End of Period	$54,427	$18,330

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to market  specialty products via tradeshows, infomercials, specialty product shops and kiosks in malls.

The Company operates on a May 31 fiscal year end.

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2007 and 2006 audited financial statements.

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

Inventory

The company inventories finished products it has purchased for resale. Inventory is carried at the lower of cost of market.

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

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over the assets useful lives, which are 3 year to 7 years. Maintenance and repairs are charged to expense as incurred.

	Six Months Ended	Year Ended
	November 30, 2007	May 31, 2007
Furniture & Equipment	$96,108	$39,345
Vehicles	23,906	23,906
Network Infrastructure & Software	54,100	54,100
Leasehold Improvements	5,640	-
	179,754	117,351
Accumulated Depreciation	(62,921)	(43,345)
Net Property & Equipment	$116,833	$74,006

Earnings per Share (EPS)

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of May 31, 2007 and November 30, 2007, the Company does not have any dilutive securities.

NOTE 3.                       SEGMENT INFORMATION

The Company operates in two reportable business segments:  Retail and Franchise Sales.  The Retail segment is principally engaged in the operation of two retail outlets specializing in “As Seen on TV” products.  On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises that operate retail stores under the tradename “Sandstrom OnTV.”  The following table presents segment activity for the six months ended November 30, 2007:

	As Seen
	On TV	Sandstrom	Tradeshow	Consolidated

Revenue	$154,729	$-	$62	$154,791

Cost of Sales	79,673	-	-	79,673

Gross Profit	75,056	-	62	75,118

Expenses
General and Administrative	142,976	332,604	142,232	617,812
Marketing Advertising	77	23,210	1,900	25,187
Professional Fees	-	17,989	11,052	29,041

Total Expenses	143,053	373,803	155,184	672,040

Net Loss	$(67,997)	$(373,803)	$(155,122)	$(596,922)

 NOTE 4. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized 50,000,000 common shares with a $0.0001 par value.

Year Ended May 31, 2007

On June 1, 2006 the Company recorded $14,141 contributed capital to eliminate the accumulated foreign currency translation balance.

During the year ended May 31, 2007, the Company issued 1,740,000 common shares in a private placement for $440,000.

During the year ended May 31, 2007, the Company issued 365,750 common shares for services at $97,875.

During the year ended May 31, 2007the Company issued 320,000 common shares at $0.25 for the conversion of $80,000 shareholders loan.

On May 11, 2007 the Company issued 47,000 common shares related to the July 20, 2005 purchase of the assets of Sandstrom stores in Phoenix wherein the Company issued 15,000 shares at a stated value of $1.00 per share.  The additional 47,000 shares issued adjusts the value of the total shares issued to the fair value of $0.24 per share.

Six Months Ended November 30, 2007

During the six months ended November 30, 2007, the Company issued 147,700 common shares for services valued at $41,938.

During the six months ended November 30, 2007, the Company issued 1,673,000 common shares in a private placement for $423,649.

During the six months ended November 30, 2007, the Company issued 105,440 common shares for the conversion of $26,360 of shareholder loans.

NOTE 5. LOANS PAYABLE - RELATED PARTY

During the six months ended November 30, 2007, shareholders have provided operational financing to the company on unsecured, non-interest bearing, demand loans in the amount of $66,345. The amount due to shareholders on demand notes at November 30, 2007 is $128,803.

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a total loss of approximately $1,593,000 since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of developing specialty retail products, purchasing retail stores in malls and developing product infomercials.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in‘‘—Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

On March 15, 2007 the Company organized the Sandstrom OnTV Company (Sandstrom) as a wholly-own subsidiary.  Sandstrom was organized to sell unit franchises that operate retail stores under the tradename “Sandstrom OnTV.”  As of November 30, 2007, there have been no franchise sales.

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

For the period ended November 30, 2007 the bulk of our sales revenue has come from our retail stores. The sales from our stores are experiencing moderate growth.  Internet sales have declined as Management has focused their capital resources on the franchise sales division, as opposed to marketing the Company’s website sales. Our business model contemplates the sale of franchises and increased revenues as a means to generate revenues, as needed, for our retail store operations.

 Acquisition of productive assets

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

The Company has two operating leases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $9,830 or $117,960 per year.  These leases expire in December 2008 and December 2011 respectively.  The Company also has a lease for office space in the Scottsdale Airpark.  The monthly payment is $5,432 or $65,184 per year.  The lease expires in February 2010 with an option for a 2 year renewal.  The numbers shown below assume that the company will be able to renew its leases e and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$117,960	$117,960	$117,960	$117,960	$117,960
Office Space	$65,184	$65,184	$65,184	$65,184	$65,184

Results of Operations
Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006

The following overview provides a summary of key information concerning our financial results for the second quarter of our fiscal year ending May 31st, 2008:

	Three Months Ended
	November 30,	November 30,	Increase
	2007	2006	(Decrease)

Revenue	$64,896	$66,157	$(1,261)

Cost of Sales	29,302	38,590	(9,288)

Gross Profit	35,594	27,567	8,027

Expenses
General and Administrative	337,798	111,503	226,295
Professional Fees	51,620	25,731	25,889

Total Expenses	389,418	137,234	252,184

Net Loss	$(353,824)	$(109,667)	(244,157)

Revenue

Revenue for the second quarter of fiscal year 2008 decreased by $1,261. The decrease in sales is attributable to a decline in website sales as a result of Management’s decision not to focus marketing efforts on their website sales, instead focusing on our franchise sales division.

Expenses
There was an increase of $226,295 in general and administrative expenses for the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007. The increase in general and administrative expense is due an increase in salaries, and other costs associated with the franchise sales division. Professional fees also increased by $25,889. This increase is due to legal and other professional fees associated with our franchise sales division.

Net Loss

Our net loss for the second quarter of 2007 was $(353,824) as compared to $(109,667) for the comparable prior year quarter, an increase in net loss of $244,157.

Results of Operations for the Six months ended November 30, 2007 compared to the Six Months ended November 30, 2006

 The following overview provides a summary of key information concerning our financial results for the first six months of our fiscal year ending May 31st, 2008 and compared to the first six moths of fiscal year 2007:

	Six Months Ended
	November 30,	November 30,	Increase
	2007	2006	(Decrease)
Revenue	$154,791	$198,697	$(43,906)

Cost of Sales	79,673	117,279	(37,606)

Gross Profit	75,118	81,418	(6,300)

Expenses
General and Administrative	586,908	195,095	391,813
Professional Fees	85,132	29,053	56,079

Total Expenses	672,040	224,148	447,892

Net Loss	$(596,922)	$(142,730)	$(454,192)

Revenue
The Company generated revenue of $154,791 from operations for the six months ended November 30, 2007 as compared to revenue of $198,697 for the six months ended November 30, 2006, a decrease of $43,906. The decrease in sales is attributable to a decline in website sales as a result of Management’s decision not to focus marketing efforts on their website sales, instead focusing on our franchise sales division.

Expenses
There was an increase of $391,813 in general and administrative expenses for the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007, and also an increase of $56,079 for professional fees. The increase in general and administrative expenses and the professional fees are due to an increase in wages and salaries, and in legal and accounting fees related to the opening of the franchise sales division.

Net Loss
Our net loss for the six months ended November 30, 2007 and 2006 was $(596,922) and $ (142,730) respectively , an increase in net loss of $454,192. The increase in net loss was due to the addition of our franchise sales division, Sandstrom, and the related costs and a decrease in revenues.

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

Liquidity and Financial Condition

The Company had cash on hand of $54,427 as of November 30, 2007.

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

The Company has an accumulated deficit of approximately $1,593,000 at November 30, 2007.  Our net loss for the three and six months ended November 30, 2007 were $353,824 and $596,922 as compared to a losses of $109,667 and $142,730, respectively for the three and six months ended November 30, 2006. The current period loss is reflective of the increase in professional and consulting fees as well employee wages and benefits, which were deemed necessary by management in order to develop and promote our franchise sales effort.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in risk factors during the six month period ended November 30, 2007 from what was previously disclosed in the Form 10-KSB as amended for the years ended May 31, 2007 and 2006.

ITEM 2 -     RECENT SALES OF UNREGISTERED SECURITIES

During the six month period covered by this report the Company issued 5,000 common shares each to Mr. Dean Jacobson, Mr. Aksel Firat, Mr. TJ Degarmo, and Ms Megan Helgerson, at .25 per share as consideration for services rendered to the Company in the amount of $20,000. The Company also sold 1,673,000 common shares at 0.25 per share to investors pursuant to a private offering. We received net proceeds of $423,649 and used those funds primarily for operating expenses including expenses related to the franchise development division.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to the Company’s security holders for a vote during the six months ending November 30, 2007.

ITEM 5.      OTHER INFORMATION

N/A

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
31.1	Certification of report on form 10Q SB, Chief Executive Officer

31.2	Certification of report on form 10Q SB, Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer
(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended November 30, 2007, or subsequent to that date through the date of this report.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

/s/Peggie-Ann Kirk	/s/ Luniel de Beer
Peggie-Ann Kirk	Luniel de Beer
Chief Financial Officer & Principal Accounting Officer	President and CEO
Date: January 23, 2008