Form 10QSB
period 2008-02-29
Tradeshow Marketing Co. Ltd.
filed 2008-07-17
CIK 1337340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52075

_____________________________________________________

The Tradeshow Marketing Company, Ltd.
(Exact name of registrant as specified in its charter)

Nevada	06-1754875
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

648 237th PL SE
Sammamish, WA  98074-3632
 (Address of principal executive offices including zip code)

(425) 256-2283
(Registrant’s telephone number, including area code)

Sierra Corporate Services
100 W. Liberty Street, 10th Floor, Reno, NV 89501
(Name and address of agent for service)

(775) 788-2000
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☑

Number of shares outstanding of the issuer’s common stock as of the latest practicable date:23,102,809 shares of common stock, $.0001 par value per share, as of July 16, 2008.

Transitional Small Business Disclosure Format (check one): Yes No ☑

Quarterly Report on FORM 10-QSB For The Period Ended

February 29, 2008

Table of Contents

The Tradeshow Marketing Company, Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

 The Tradeshow Marketing Company, Ltd.
Balance Sheets
(unaudited)

	February 29,	May 31,
	2008	2007
	(unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$42,750	$136,815
Merchant Service Holdbacks	-	5,257
Prepaid Expenses	16,740	17,645
Inventory	9,015	36,041
Total Current Assets	68,505	195,758

Long Term Assets
Furniture & Equipment - Net	54,678	31,877
Vehicles - Net	4,597	8,426
Network Infrastructure & Software - Net	24,606	33,704
Leasehold Improvements- Net	17,832	-
	101,713	74,007

Other Assets	13,362	7,553
Total Long Term Assets	115,075	81,560

Total Assets	$183,580	$277,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts Payable	$114,247	$28,277
Accrued Liabilities	25,596	-
Loan Payable - Related Party	215,138	88,818
Current Portion - Vehicle Loan	-	5,484
Total Current Liabilities	354,981	122,579

Vehicle Loan	-	6,564

Total Liabilities	354,981	129,143

Stockholders' Equity

Common Stock, authorized 50,000,000
shares, par value $0.0001, 23,104,308 and
20,342,533 issued and outstanding at
February 29, 2008 and May 31, 2007	2,317	2,037
Paid in Capital	1,842,155	1,142,681
Accumulated Deficit	(2,015,873)	(996,543)

Total Stockholders' Equity (Deficit)	(171,401)	148,175

Total Liabilities and Stockholders' Equity	$183,580	$277,318

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Statments of Operations
(unaudited)

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenue	$285,061	$344,686	$130,269	$145,989

Cost of Sales	144,098	152,973	68,979	35,694

Gross Profit	140,963	191,713	61,290	110,295

Expenses
General and Administrative	1,043,934	331,173	439,174	136,078
Professional Fees	116,359	99,585	44,472	70,532

Total Expenses	1,160,293	430,758	483,646	206,610

Net Loss	$(1,019,330)	$(239,045)	$(422,356)	$(96,315)

Basic and Diluted
Loss per Share	$(0.05)	$(0.01)	$(0.02)	$(0.01)

Weighted Average
Number of Shares	21,314,594	18,136,177	20,513,720	18,136,177

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.

Restated Statements of Stockholders' Equity
(unaudited)
For the Year Ended May 31, 2007 and the Nine Months Ended February 29, 2008

				Foreign		Total
	Common Stock		Paid in	Currency	Accumulated	Equity
	Shares	Amount	Capital	Translation	Deficit	(Deficit)
Balance, May 31, 2006	17,869,283	1,789	510,913	14,141	(449,972)	76,871

Contributed Capital	-	-	14,141	(14,141)	-	-

Sale of common stock	1,740,000	174	439,826	-	-	440,000

Shares issued for Services	365,750	37	97,838	-	-	97,875

Shares issued for Conversion
of Debt at $0.25 per share	320,000	32	79,968	-	-	80,000

Shares per adjustment
provision of prior acqusition	47,500	5	(5)	-	-	-

Net Loss	-	-	-	-	(546,571)	(546,571)
Balance, May 31, 2007	20,342,533	2,037	1,142,681	-	(996,543)	148,175

Shares issued for Services	768,735	78	196,167	-	-	196,245

Sale of common stock	1,817,600	183	459,466	-	-	459,649

Shares issued for conversion
of debt	175,440	19	43,841	-	-	43,860

Net Loss	-	-	-	-	(1,019,330)	(1,019,330)
Balance, February 29, 2008	23,104,308	$2,317	$1,842,155	$-	$(2,015,873)	$(171,401)

The accompanying notes are an integral part of these statements

The Tradeshow Marketing Company, Ltd.
Restated Statements of Cash Flows
(unaudited)

	Nine Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Operating Activities

Net Loss	$(1,019,330)	$(239,045)	$(422,356)	$(96,315)

Significant Non-Cash Transactions
Stock issued for service	196,245	62,875	154,307	50,000
Stock issued for conversion of debt	43,860	-	43,860
Depreciation / Amortization Expense	40,363	12,696	20,788	2,774
Contributed Capital	-	14,141	-	-
Loss on disposal of fixed assets	7,103	-	7,103	-
Changes in Assets and Liabilities
(Increase)/Decrease in Inventory	27,026	(14,141)	17,158	(33,004)
(Increase)/Decrease in Merchant
Service Holdbacks	5,257	(19,672)	4000	-
(Increase)/Decrease in Other Assets	3,486	(17,884)	5,640	2,300
(Increase)/Decrease in Prepaid Expense	905	187	10,054	(17,960)
Increase/(Decrease) in Accrued Expense	25,596	(17,960)	(18,539)	-
Increase/(Decrease) in Payables	85,970	(28,891)	103,495	16,763
Net Cash Provided (Used) by Operating Activities	(583,519)	(247,694)	(74,490)	(75,442)

Investment Activities
Purchase of Network Infastructure	-	688	-	-
Purchase of Property and Equipment	(84,467)	1,357	(24,202)	-
Net Cash Provided (Used) by Investing Activities	(84,467)	2,045	(24,202)	-

Financing Activities
Net Proceeds from Loan Payable - Related Party	126,320	146,514	59,975	8,498
Proceeds/(Payments) - Equipment Financing	(12,048)	(5,115)	(8,960)	(2,098)
Proceeds from sale of Common Stock	459,649	188,500	36,000	178,500
Cash Provided by Financing Activities	573,921	329,899	87,015	184,900

Net Increase (Decrease) in Cash	(94,065)	84,250	(11,677)	109,458

Cash, Beginning of Period	136,815	43,538	54,427	18,330

Cash, End of Period	$42,750	$127,788	$42,750	$127,788

The accompanying notes are an integral part of these statements

THE TRADESHOW MARKETING COMPANY INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(February 29, 2008 and May 31, 2007)

NOTE 1.    GENERAL ORGANIZATION AND BUSINESS

The Tradeshow Marketing Company, Inc. (the Company) was organized in the state of Nevada on December 3, 2003. The Company was formed to market  specialty products via tradeshows, infomercials, specialty product shops and kiosks in malls.

The Company operates on a May 31 fiscal year end.

These statements have been adjusted to reflect the restatement of the Company’s May 31, 2007 and 2006 audited financial statements.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES AND USE OF ESTIMATES

The accompanying unaudited consolidated financial statements of The Tradeshow Marketing Company, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been made.  The results for the nine month period ended February 29, 2008, may not be indicative of the results for the entire year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

The relevant accounting policies and procedures are listed below.

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

Revenue Recognition and Accounts Receivable

All the sales for the As Seen on TV segment of the Company are on a point of sale/cash and carry basis. The Company does not carry receivables for any sales. All sales are final. Revenue is recognized when a sale is made. No warranties are expressed or offered on any goods except that of the manufacturer, which they support directly.

Revenue from Franchise sales, if any, will be recognized in accordance with Financial Accounting Standard 45 “Accounting for Franchise Fee Revenue” It requires that franchise fee revenue from individual and area franchise sales be recognized only when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor. To date, there have not been any franchise sales.

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

	Nine Months Ended	Year Ended
	February 29, 2008	May 31, 2007
Furniture & Equipment	$71,305	$39,345
Vehicles	23,906	23,906
Network Infrastructure & Software	54,100	54,100
Leasehold Improvements	18,493	-
	167,804	117,351
Accumulated Depreciation	(66,091)	(43,345)
Net Property & Equipment	$101,713	$74,006

 Earnings per Share (EPS)

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period.  Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share. As of May 31, 2007 and February 29, 2008, the Company does not have any dilutive securities.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the affect of the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of the servicing asset or servicing liability. SFAS 156 is effective for our fiscal year ending May 31, 2008. The adoption of SFAS 156 is not expected to have a material affect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material affect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 will have on our financial statement disclosures.

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

Nine Months Ended February 29, 2008

During the nine months ended February 29, 2008, the Company issued 768,735 common shares for services valued at $196,245.

During the nine months ended February 29, 2008, the Company issued 1,817,600 common shares in a private placement for $459,649.

During the nine months ended February 29, 2008, the Company issued 175,440 common shares for the conversion of $43,860 of shareholder loans.

NOTE 4.    NOTES PAYABLE – RELATED PARTY TRANSACTIONS

Shareholders have provided operational financing to the company on unsecured, non-interest bearing, demand notes.

NOTE 5.    OPERATING LEASES AND OTHER COMMITMENTS:

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls in Phoenix, Arizona with aggregate monthly payment of $8,045 or $96,450 per year.  These leases expire in December 2008 and December 2011, respectively. Additionally, the Company entered into a lease agreement for office space for the franchise division on February 28, 2007, with such lease scheduled to expire on February 28, 2010.  The Company holds an option for a two year renewal on this lease.  The extensions on the previous leases, and the new lease are both reflected in the future minimum payment schedule below.

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Office Space	$65,184	$65,184	$65,184	$65,184	$65,184

During March 2008, the Company abandoned their lease in Scottsdale, Arizona. There is no accrual included in these financial statements for any liability related to the abandonment of the lease. As of July 12, 2008, the Company has not reached an agreement with the landlord regarding the termination of the lease.

NOTE 6.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has an accumulated deficit of approximately $2,016,000.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan of developing specialty retail products, purchasing retail stores in malls and developing product infomercials.

NOTE 7.    SUBSEQUENT EVENTS

During March 2008,the Board of Directors resolved to sell its shares in Sandström OnTV Company back to the company.

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

For the period ended February 29, 2008 the bulk of our sales revenue has come from our retail stores. The sales from our stores are experiencing moderate growth.  Internet sales have declined as Management has focused their capital resources on the franchise sales division, as opposed to marketing the Company’s website sales. Our business model contemplates the sale of franchises and increased revenues as a means to generate revenues, as needed, for our retail store operations.

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

The Company has two operating subleases for retail outlets located in the Arrowhead and Paradise Valley Malls, Arizona with aggregate monthly payment of $8,045 or $96,450 per year. The leases on Paradise Valley store and the Arrowhead store expire in December 2008. The numbers shown below assume that the Company will be able to renew its lease or sublease and continue to operate these facilities at the current rate:

	Year 1	Year 2	Year 3	Year 4	Year 5
Retail Outlets	$96,450	$96,450	$96,450	$96,450	$96,450

Office space	$65,184	$65,184	$65,184	$65,184	$65,184

Results of Operations

Three Months ended February 29, 2008 compared to Three Months ended February 28, 2007

		Three Months Ended
		February 29,	February 28,	Increase
		2008	2007	(Decrease)

Revenue		$130,269	$145,989	$(15,720)

Cost of Sales		68,979	35,694	33,285

	Gross Profit	61,290	110,295	(49,005)

Expenses
	General and Administrative	439,174	136,078	303,096
	Professional Fees	44,472	70,532	(26,060)

	Total Expenses	483,646	206,610	277,036

Net Loss		$(422,356)	$(96,315)	(326,041)

Revenue

For the three months ended February 29, 2008, revenues decreased by $15,720 compared to the three months ended February 28, 2007. The decrease in sales is attributable to a decline in website sales as a result of Management’s decision not to focus marketing efforts on their website sales, instead focusing on our franchise sales division.

Cost of Sales & Gross Profit

For the three months ended February 29, 2008, cost of sales increased by $33,285 compared to the three months ended February 28, 2007. This increase is due to stock and freight charges required to support the increase in sales in the stores and a related increase in wages and salaries incurred due to the staffing of the stores.

Expenses

There was an increase of $303,096 in general and administrative expenses for the third quarter of 2008 compared to the third quarter of 2007. Additional staff was hired for the Arizona stores, and also employees were given incentives in the form of sales bonuses resulting in increased wages and employee benefits.  There was a decrease of $26,060 in Professional fees primarily due to additional consulting fees connected with legal accounting and franchise development fees incurred during the third quarter of fiscal year 2007. There were no similar expenses incurred during the third quarter of fiscal year 2008.

Net Loss

Our net loss for the third quarter of fiscal year May 31, 2008 was $422,356 compared to a net loss of $96,315 for the third quarter of fiscal year May 31, 2007. The loss is reflective of the increase in professional and consulting fees incurred during the first two quarters of fiscal year 2008 as well employee wages and benefits, which were deemed necessary by management in order to focus our sales and marketing efforts.

Results of Operations

First Nine Months ended February 29, 2008 compared to First Nine Months ended February 28, 2007

The following overview provides a summary of key information concerning our financial results for the first nine months of our fiscal year ending May 31st, 2008 as compared to the same period during fiscal year ended May 31, 2007:

		Nine Months Ended
		February 29,	February 28,	Increase
		2008	2007	(Decrease)

Revenue		$285,061	$344,686	$(59,625)

Cost of Sales		144,098	152,973	(8,875)

	Gross Profit	140,963	191,713	(50,750)

Expenses
	General and Administrative	1,043,934	331,173	712,761
	Professional Fees	116,359	99,585	16,774

	Total Expenses	1,160,293	430,758	729,535

Net Loss		$(1,019,330)	$(239,045)	$(780,285)

Revenue

The company generated revenues of $285,061 from operations during the first nine months of the fiscal year ended May 31, 2008 compared to $344,686 for the same period in the previous fiscal year. The decrease in revenue was primarily due to a lack of sales over the internet as management determined not to focus marketing efforts on the internet sales, but instead focused on marketing the franchise division.

Cost of Sales & Gross Profit

For the nine months ended February 29, 2008, cost of sales decreased by $8,875 compared to the nine months ended February 28, 2007.The decrease is related to the decrease in sales.

For the nine months ended February 29, 2008 gross profit decreased by $50,750 compared to the nine months ended February 28, 2007. This decrease is primarily related to the decrease in sales, and an increase in the stock and freight charges.

Expenses

There was an increase of $712,761 in general and administrative expenses for the first nine months of  the fiscal year ending May 31, 2008 compared to the first nine months of the fiscal year ending May 31, 2007. This increase primarily is due to the opening of the franchise sales division Sandstrom OnTV as the Company incurred an increase in wages and salaries, promotional expenses, and professional fees associated with the opening of the franchise sales division.

Net Loss

Our net loss for the first nine months of the fiscal year ended May 31, 2008 was $1,019,330 compared to a net loss of $239,045 for the first nine months of the fiscal year ended May 31, 2007. The increase in the net loss is primarily due to the opening of the franchise sales division, Sandstrom OnTv, and the expenses incurred in relation to the opening of the same, with out any offsetting income as there have not been any franchise sale to date. The costs incurred have been in relation to set up fees such as training manuals, legal fees associated with preparing the Uniform Franchise Offering Circular, as well as wages and salaries and other operating expenses.

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

Liquidity and Financial Condition

The Company had cash on hand of $42,750 as of February 29, 2008.  The Company has not attained profitable operations and is dependent upon obtaining additional financing. For these reasons our auditors have stated in their report that they have substantial doubt that we will be able to continue as a going concern.

The financial statements accompanying this quarterly report contemplate the Company’s continuation as a going concern. However, the Company has sustained substantial losses.  Additional funding will be necessary to continue development and marketing of our products. The Company intends to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months. Additionally, the Board of Directors has determined that it is in the best interest of the Company to spin off the Sandstrom OnTV subsidiary, and through the spin-off hopes to recover the amounts previously advanced to the subsidiary.

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

The Company incurred losses in the approximate amount of $2,016,000 for the period from inception to February 29, 2008. Net loss from operations for the nine months ended February 29, 2008 was $1,019,330.

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

FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions.  No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.  While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized.  Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report.  These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information.  Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.  Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially.  There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Seasonality

The Company's sales are quite seasonal, increasing with the shopping trends associated with the retail industry of sales peaking during the holiday season. In the past year, a substantial portion of our total revenues and all or most of our earnings came in the first quarter ending February 28. The results of operations for this quarterly period are not necessarily indicative of the results for the full fiscal year.

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

ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

During the nine months ended February 29, 2008, the Company sold 1,817,600 common shares at 0.25 per share to investors pursuant to a private offering. We received net proceeds of $459,649 and used those funds primarily for operating expenses including expenses related to the franchise development division.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the period ended February 29, 2008.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

31	Certification of Quarterly report on form 10Q SB, Chief Executive and Financial Officer

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRADESHOW MARKETING COMPANY, LTD.

Date: July 17, 2008	By:	/s/ Luniel de Beer
Luniel de Beer President, CEO, and CFO